Form 10-Q
period 2017-06-30
KINETIC GROUP INC.
filed 2017-08-10
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-216047

Kinetic Group Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4685650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8275 S. Eastern Ave, Ste 200-17 Las Vegas, Nevada	89123
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 10, 2017
Common Stock, $0.001 par value	4,780,000

KINETIC GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KINETIC GROUP INC.

For the Nine Months Ended June 30, 2017 and 2016

(Unaudited)

KINETIC GROUP INC. BALANCE SHEETS (UNAUDITED)
	June 30, 2017	September 30, 2016
ASSETS
Current Assets:
Cash	$ 40,298	$ 13,425
Accounts receivable	2,000	-
Prepaid expenses	175	-
Total current assets	42,473	13,425
Property and equipment, net	4,025	330
Total Assets	$ 46,498	$ 13,755

LIABILITIES AND STOCKHOLDER'S (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 16,827	$ 5,444
Accounts payable - related parties	22,000	13,000
Total current liabilities	38,827	18,444
Total Liabilities	38,827	18,444

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 4,780,000 and 2,750,000 shares issued and outstanding as of June 30,2017 and September 30, 2016, respectively	4,780	2,750
Additional paid-in capital	33,495	-
Accumulated deficit	(30,604)	(7,439)
Total stockholders' (deficit)	7,671	(4,689)
Total Liabilities and Stockholder's (Deficit)	$ 46,498	$ 13,755

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC. STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016

Revenue	$ 7,500	$ 1,200	$ 3,750	$ 12,675
Cost of revenue	1,500	900	5,536	5,250
Gross profit	6,000	300	18,214	7,425

Operating Expenses:
Compensation – officers	1,500	2,100	3,600	3,750
Professional fees	3,000	-	11,200	-
General and administrative	16,214	5,085	26,579	5,269
Total operating expenses	20,714	7,185	41,379	9,019
Loss from Operations	(14,714)	(6,885)	(23,165)	(1,594)
Income tax provision	-	-	-	-
Net Loss	$ (14,714)	$ (6,885)	$ (23,165)	$ (1,594)

Net Income Per Common Share:
Net income per common share -	$ 0.00	$ 0.00	$ 0.01	$ 0.00
Basic and Diluted
Outstanding - Basic and Diluted	4,347,363	2,750,000	3,282,454	2,750,000

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC. STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Operating Activities:
Net Income (Loss)	$ (23,165)	$ (1,594)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,449	165
Changes in Operating Assets and Liabilities-
Accounts receivable	(2,000)	-
Prepaid expenses	(175)	(1,000)
Accounts payable and accrued liabilities	11,383	425
Accounts payable - related party	9,000	9,000
Net Cash Provided (Used) by Operating Activities	(3,508)	6,996

Investing Activities:
Acquisition of property and equipment	(5,144)	-
Net Cash Used in Investing Activities	(5,144)	-

Financing Activities:
Proceeds from issuance of common stock	35,525	-
Net Cash Provided by Financing Activities	35,525	-

Net Change in Cash	26,873	6,996
Cash - Beginning of Period	13,425	2,954
Cash - End of Period	$ 40,298	$ 9,950

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC.

NOTES TO THE JUNE 30, 2017 AND 2016 FINANCIAL STATEMENTS

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2017 and 2016.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended June 30, 2017 and 2016.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at June 30, 2017, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2017 and September 30, 2016 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2017	September 30, 2016

Computer equipment	5	$ 5,832	$ 688
Less accumulated depreciation		(1,807)	(358)
Total property and equipment, net		$ 4,025	$ 330

Depreciation expense

Depreciation expense for the nine-months ended June 30, 2017 and the year ended September 30, 2016 was $1,449 and $220, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the nine months ended June 30, 2017 and the year ended September 30, 2016 were as follows:

	For the Nine Months Ended June 30, 2017		For the Year Ended September 30, 2016

President, Chief Executive Officer	$4,500		$6,000
Chief Financial Officer, Secretary and Treasurer	4,500		6,000
	$9,000	*	$12,000	*

 * - During the nine-month period ended June 30, 2017, $5,400 of these related parties consulting services was recognized in cost of revenues and $3,600 in officers’ compensation within operating expenses. During the year ended September 30, 2016, $7,050 of these related parties consulting services was recognized in cost of revenues and $4,950 in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As of June 30, 2017 and September 30, 2016 the Company owed its directors and officers $22,000 and $13,000 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

Note 6 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

 In August 2015, the Company sold 2,750,000 shares of its common stock at par to its directors for $2,750 in cash.

During the nine-month period ended June 30, 2017, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. In April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement.

Note 7 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to June 30, 2017 to August 9, 2017, the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

Results of operations for the three-month periods ended June 30, 2017 and 2016.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended June 30, 2017 and 2016 was $7,500 and $1,200 respectively. Our cost of revenues for the three-month period ended June 30, 2017 was $1,500 (June 30, 2016: $900) resulting in a gross profit of $6,000 (June 30, 2016: $300).

Costs and Expenses

The major components of our expenses for the three- month periods ended June 30, 2017 and 2016 are outlined in the table below:

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	Increase (Decrease)

Compensation - officers	$ 1,500	$ 2,100	$ (600)
Professional fees	3,000	-	3,000
General and administrative	16,214	5,085	11,129
	$ 20,714	$ 7,185	$ 13,529

The increase in our operating costs for the three months ended June 30, 2017, compared to the same period in our fiscal 2016, was due to an increase in our corporate activities and an increase in expenses related to implementation of our business plan.

General and administrative expenses of $16,214 incurred during the three months ended June 30, 2017 consisted of filing fees of $1,670 (June 30, 2016: $0), accounting fees of $1,500 (June 30, 2016: $0), depreciation expense of $483 (June 30, 2016: $55), office expenses of $744 (June 30, 2016: $359), office rent of $377 (June 30, 2016: $0), travel expenses of $5,268 (June 30, 2016: $4,671), consulting fees of $4,000 (June 30, 2016: $0), transfer agent fees of $1,587 (June 30, 2016: $0) and bank charges of $585 (June 30, 2016: $74).

The president of the Company provides management consulting services to the Company. On September 1, 2015, we have entered into consulting agreements with Yaroslav Startsev, our president, and Nikolai Kuzmin, our chief financial officer. These agreements had a three year term with an option to terminate these agreements by mutual written consent of all parties to the agreements with a sixty (60) days advance written notice. During the three-month periods ended June 30, 2017 and 2016 the Company incurred $3,000 in total in management consulting services with the president of the Company and the chief financial officer.

A portion of consulting services for the three-month period ended June 30, 2017  directly related to sales provided by the president and chief financial officer of the Company of $1,500 (June 30, 2016: $900) was recognized in cost of revenues and $1,500 (June 30, 2016: $2,100) in officer’s compensation within operating expenses.

Results of operations for the nine-month periods ended June 30, 2017 and 2016.

Revenue

Our gross revenue from consulting services for the nine-month periods ended June 30, 2017 and 2016 was $23,750 and $12,675 respectively. Our cost of revenues for the nine-month periods ended June 30, 2017 was $5,536 (June 30, 2016: $5,250) resulting in a gross profit of $18,214 (June 30, 2016: $7,425).

Costs and Expenses

The major components of our expenses for the nine-month periods ended June 30, 2017 and 2016 are outlined in the table below:

	For the Nine Months Ended June 30, 2017	For the Nine Months Ended June 30, 2016	Increase (Decrease)

Compensation - officers	$ 3,600	$ 3,750	$ (150)
Professional fees	11,200	-	11,200
General and administrative	26,579	5,269	21,310
	$ 41,379	$ 9,019	$ 32,360

The increase in our operating costs for the nine months ended June 30, 2017, compared to the same period in our fiscal 2016, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in fees associated with filing of our Registration Statement on the Form S-1 with the Securities and Exchange Commission. General and administrative expenses of $26,579 incurred during the nine months ended June 30, 2017 consisted of filing fees of $5,025 (June 30, 2016: $0), accounting fees of $5,050 (June 30, 2016: $0), depreciation expense of $1,449 (June 30, 2016: $165), office expenses of $2,028 (June 30, 2016: $359), office rent of $883 (June 30, 2016: $0), travel expenses of $5,788 (June 30, 2016: $4,671), transfer agent fees of $1,587 (June 30, 2016: $0), consulting fees of $4,000 (June 30, 2016: $0) and bank charges of $769 (June 30, 2016: $74). Professional fees consisted of audit and audit related fees of $9,500 (June 30, 2016: $0) and legal expenses of $1,700 (June 30, 2016: $0).

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the nine-month periods ended June 30, 2017 and 2016 were as follows:

	For the Nine Months Ended June 30, 2017		For the Nine Months Ended June 30, 2016

President, Chief Executive Officer	$4,500		$4,500
Chief Financial Officer, Secretary and Treasurer	4,500		4,500
	$9,000	*	$9,000	*

* - During the nine-month period ended June 30, 2017, $5,400 (June 30, 2016: $5,250) of these related party consulting services was recognized in cost of revenues and $3,600 (June 30, 2016: $3,750) in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As of June 30, 2017 and September 30, 2016 the Company owed its directors and officers $22,000 and $13,000 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

Liquidity and Capital Resources

	As of June 30, 2017	As of September 30, 2016

Total current assets	$42,473	$13,425
Total current liabilities	(38,827)	(18,444)
Working capital (deficiency)	$3,646	$(5,019)

Liquidity

Our internal liquidity is provided by our operations. During the nine-months periods ended June 30, 2017 and 2016 the Company reported net loss from operations of $23,165 and $1,594, respectively. To date we have financed our operations by cash generated from sales of our services and shares of our common stock. We were able to sustain our operations by increasing the number of our clients. Since inception, we have sold 2,750,000 shares of common stock at $0.001 per share to our directors for total proceeds of $2,750.

During the nine-month period ended June 30, 2017, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. In April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended June 30, 2017	For the Nine Months Ended June 30, 2016

Net cash provided (used) by operating activities	$(3,508)	$6,996
Cash used in investing activities	(5,144)	-
Cash provided by financing activities	35,525	-
Net increase in cash	$26,873	$6,996

We have generated revenues of $23,750 and $12,675 during the nine-month periods ended June 30, 2017 and 2016, respectively.  In addition, in April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash provided (used) by operating activities as of June 30, 2017 of $(3,508) (June 30, 2016: $6,996) is a net result of cash generated from sales of our marketing and web development services, and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant, in addition to the offering proceeds, source of funding for our operations during the nine-month period ended June 30, 2017. The major uses of our operating cash include funding general operating expenses (professional fees, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the nine-month period ended June 30, 2017, include an increase in accounts receivable of $2,000, an increase in prepaid expenses of $175, an increase in the officers’ accrued compensation of $9,000 and in accounts payable and accrued liabilities of $11,383. The increase in accounts receivable was due to the unpaid fees for web development outstanding as of June 30, 2017. This amount was collected subsequent to the quarter end. The increase in prepaid expenses was due to the payment of the rent security deposit. The increase in accounts payable is a net result of operating expenses incurred during the quarter and payments made by the company to its vendors during the same period. The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the nine-month period ended June 30, 2017 that remained unpaid as at the end of this period.

Cash flows resulting from changes in assets and liabilities for the nine-month period ended June 30, 2016, include an increase in the officers’ accrued compensation of $9,000, an increase in prepaid expenses of $1,000 and in accounts payable and accrued liabilities of $425. The increase in prepaid expenses was due to a retainer for professional services paid by the company during the period.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the nine-month periods ended June 30, 2017 and 2016.

During the nine-month period ended June 30, 2017 we used a portion of our cash of $5,144 provided by operating activities for purchasing computer and office equipment.

Property and equipment at June 30, 2017 and September 30, 2016 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2017	September 30, 2016

Computer equipment	5	$ 5,832	$ 688
Less accumulated depreciation		(1,807)	(358)
Total property and equipment, net		$ 4,025	$ 330

Cash Flows from Financing Activities

During the nine-month period ended June 30, 2017, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. In April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine-month periods ended June 30, 2017 and 2016, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine-month periods ended June 30, 2017 and 2016.

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

Date: August 10, 2017

KINETIC GROUP INC.

By:	/s/ Yaroslav Startsev
Yaroslav Startsev
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Yaroslav Startsev	President, C.E.O. and Director	August 10, 2017
Yaroslav Startsev
/s/ Nikolai Kuzmin	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 10, 2017
Nikolai Kuzmin