Form 10-K
period 2017-09-30
KINETIC GROUP INC.
filed 2017-12-20
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-216047

KINETIC GROUP INC.
( Exact name of registrant as specified in its charter)

Nevada	47-4685650
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

8275 S. Eastern Ave, Ste 200-17	89123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 724-2666

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on Which registered
Common Stock
$0.001 par value	None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes [   ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of September 30, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $35,525.

As of December 20, 2017, there were 4,780,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Subscription Agreement and Management Consultant Agreements are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017

KINETIC GROUP INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
  risks related to our international operations and currency exchange fluctuations; and
  other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Kinetic Group” mean Kinetic Group Inc. unless otherwise indicated.

Item 1.  BUSINESS

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this Annual Report we have two employees, the Company’s officers, Yaroslav Startsev, our President and Chief Executive Officer and Nikolai Kuzmin, our Chief Financial Officer, Treasurer and Secretary.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

Kinetic Group Inc. is a “Development Stage Company”. The Company has elected to early adopt Accounting Standards Update No.2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to the development Stage from its financial statements.

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

The amendments in this update remove the definition of Development Stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between Development Stage entities and other reporting entities from U.S. GAAP.

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

Kinetic Group Inc. is an “emerging growth company” under the Jumpstart Our Business Startups Act. We cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

Kinetic Group Inc. is and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Kinetic Group has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Kinetic Group is deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934.

For so long as Kinetic Group remains an "emerging growth company" as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. Kinetic Group cannot predict if investors will consider its shares of common stock less attractive because our reliance on some or all of these exemptions. If some investors find Kinetic Group's shares of common stock less attractive as a result, the trading market for its shares of common stock may be less active, and its stock price may be more volatile.

If Kinetic Group avails itself of certain exemptions from various reporting requirements, its reduced disclosure may make it more difficult for investors and securities analysts to evaluate Kinetic Group and may result in less investor confidence.

The recently enacted JOBS Act is intended to reduce the regulatory burden on "emerging growth companies". Kinetic Group meets the definition of an "emerging growth company" and so long as it qualifies as an "emerging growth company," it will not be required to:

· have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

· comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

· submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

· disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, Kinetic Group is choosing to opt out of such extended transition period, and as a result, Kinetic Group will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that its decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings.  However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We lack an operating history. There is no assurance our future operations will result in profitable revenues.  If we cannot generate sufficient revenues to operate profitably, our business will fail.

We were incorporated on June 6, 2014, have generated, $45,900 in revenues from sales, and have incurred $14,536 in cost of revenue and $66,151 in operating expenses since our in inception.  As of September 30, 2017, we had accumulated a deficit of $(34,787). We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based on current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

To date, we have relied primarily upon cash from the private sale of equity securities and our operational activities.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated.  As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise.  We have not identified other sources for additional funding and cannot be certain that additional funding will be available on acceptable terms, or at all.  If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders.

If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.  Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations. Because our independent auditors have expressed doubt as to our ability to continue as a “going concern,” as reported in their report on our financial statements, our ability to raise capital may be severely hampered. Similarly, our ability to borrow any such capital may be more expensive and difficult to obtain until this “going concern” uncertainty is resolved.

We face intense competition in our industry. If we are unable to compete successfully, our business will be seriously harmed.

The market for online marketing services is highly competitive and has low barriers to entry. Our competitors vary in size and in the variety of services they offer. Many of our current and potential competitors are well established and have longer operating histories, significantly greater financial and operational resources, and greater name and brand recognition than we have. As a result, these competitors may have greater credibility with both existing and potential customers. These competitors may be able to adapt more quickly to new or emerging online marketing technologies and changes in customer requirements. They also may be able to offer more products and more aggressively promote and sell their products. Our competitors may also be able to support more aggressive pricing than we will be able to, which could adversely affect sales, cause us to decrease our prices to remain competitive, or otherwise reduce the overall gross profit earned on our products.

We depend on key personnel.

We are currently relying on key individuals to continue our business and operations and, in particular, the professional expertise and services of Yaroslav Startsev, our President and Director and Nikolai Kuzmin, our Secretary, Treasurer, Chief Financial Officer and Director. On September 1, 2015, we have entered into management consultant agreements with Yaroslav Startsev, our President, and Nikolai Kuzmin, our Chief Financial Officer. The term of the agreements is three years and they can be terminated unilaterally with a 60 day notice by either party. If our officers and directors choose to terminate their agreements, or if they are unable to perform their duties, and we are unable to retain replacement qualified individuals, this could have an adverse effect on our business operations, financial condition and operating results.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Mr. Startsev and Mr. Kuzmin lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Our CEO has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy, in which event you could lose your entire investment in our company.

U.S. investors may experience difficulties in attempting to effect a service of process and enforce judgments based upon U.S. Federal Securities Laws against the company and its non U.S. resident officers and directors.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein.  An investor would have the ability to effect service of process in any action on the company within the United States.  However, since Mr. Startsev and Mr. Kuzmin, our officers and directors, reside outside the United States, substantially all or a portion of their assets are located outside the United States.  As a result, it may not be possible for investors to:

•	effect service of process within the United States against your non-U.S. resident officers or directors;
•	enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced foreign persons in the United States;
•	enforce in foreign courts U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign persons; and
•	bring an original action in foreign courts to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

We do not have a majority of independent directors on our Board and the Company has not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address the board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. We have not yet adopted any of these other corporate governance measures and since our securities are not yet listed on a national securities exchange, we are not required to do so.

Our Board of Directors is comprised of two individuals, both of whom are also our executive officers. As a result, we do not have independent directors on our Board of Directors.

We have not adopted corporate governance measures such as an audit or other independent committee of our board of directors, as we presently do not have independent directors on our board. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our senior officers are made by a majority of directors who have an interest in the outcome of the matters being decided. However, as a general rule, the board of directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The company executes the transaction between executive officers and the company once it was approved by the Board of Directors.

Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

None of the members of our Board of Directors are considered audit committee financial experts. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Members of our Board of Directors are inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, we have not established an Audit Committee of our Board of Directors.

We are a development stage company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

If the result of these efforts are not successful, or if material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

 Because our directors own 57.53% of our outstanding common stock they could make and control corporate decisions that may be disadvantageous to other minority shareholders and will be able to cause our company to engage in business combination without seeking shareholder approval.

Our directors own 57.53% of the outstanding shares of our common stock as of the date of this offering. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  They are able to exercise complete control over the company and have the ability to make decisions regarding, (i) whether to issue common stock and preferred stock, including decisions to issue common and preferred stock to themselves; (ii) employment decisions, including their own compensation arrangements, (iii) the appointment of all directors; and (iv) whether to enter into material transactions with related parties.  The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

The Company is subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as fully reporting company.

Until our common stock is registered under the Exchange Act, we will not be a fully reporting company, but only subject to the reporting obligations imposed by Section 15(d) of the Securities Exchange Act of 1934.

Pursuant to Section 15(d), we are required to file periodic reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, once this registration statement is declared effective, including the annual report on Form 10-K for the fiscal year during which the registration statement is declared effective. Our registration statement was declared effective on March 28, 2017, during the year ended September 30, 2017. That filing obligation will generally apply even if our reporting obligations have been suspended automatically under section 15(d) of the Exchange Act prior to the due date for the Form 10-K.

After that fiscal year and provided the Company has less than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition.

In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

We will not be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act until the end of the second fiscal year reported upon in our second annual report on form 10-K.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Financial Industry Regulatory Authority (“FINRA”) and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and our results of operations.

We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. We will not be required to conduct the evaluation of effectiveness of our internal controls until the end of the fiscal year reported upon in our second annual report on Form 10-K.

In addition, because we are a smaller reporting company, we are not required to obtain the auditor attestation of management’s evaluation of internal controls over financial reporting. If we obtain and disclose such reports we could continue doing so at our discretion so long as we remain a smaller reporting company.

This process of internal control evaluation and attestation may divert internal resources and will take a significant amount of time, effort and expense to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results, which could adversely affect our ability to comply with our periodic reporting obligations under the Exchange Act.

Risks Related to our Common Stock and this Offering

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.  To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.  Because we do not intend to declare dividends, any gain on an investment in Kinetic Group Inc. will need to come through appreciation of the stock’s price.

 There is no public (trading) market for our common stock and there is no assurance that the common stock will ever trade on a recognized exchange or dealers’ network; therefore, our investors may not be able to sell their shares.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock.  We have initiated a process to enable our common stock to be quoted on an inter-dealer quotation system such as the OTC Bulletin Board or OTC Link, but can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop.

As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.  A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active trading market does develop, the market price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.  The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

  -     variations in our quarterly operating results;

  -     price competition or pricing changes by us or our competitors;

  -     new services offerings or other actions by our competitors;

  -     our announcements of the acquisition of assets and achievement of milestones, or the inability to so acquire assets or achieve milestones;

  -     additions or departures of key personnel;

  -     loss of a major customer, partner or joint venture participant;

  -     changes in financial estimates by securities analysts, if any; and

  -     fluctuations in stock market price and volume.

The equity markets have, on occasion, experienced  significant price and volume fluctuations that have affected the market prices for many companies' securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

If our common stock is accepted for quotation on the OTC Bulletin Board or OTC Link, the application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

      -   that a broker or dealer approve a person's account for transactions in penny stocks; and

      -   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      -   obtain financial information and investment experience objectives of the person; and

      -   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

     -   sets forth the basis on which the broker or dealer made the suitability determination; and

     -   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

You could be diluted from our future issuance of capital stock and derivative securities.

As of September 30, 2017, we had 4,780,000 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock.  To the extent of such authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

As of September 30, 2017, 2,750,000 of the outstanding shares of our Common Stock are ‘‘restricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding Common Stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our stockholders being that the OTC Markets (if and when listed thereon) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTC Markets.

As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. All of our currently outstanding “restricted” 2,750,000 shares of Common Stock have been held for one year or more. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

Item 2.    PROPERTIES

We do not hold ownership or leasehold interest in any property and pay our office rent on a monthly basis.

Item 3.    LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.    MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders.

As of September 30, 2017, there were 33 record holders of 4,780,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the years ended September 30, 2017 and 2016.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2017 and 2016.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.

Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of operations for the years ended September 30, 2017 and 2016.

Revenue

We generate revenue from sales of our marketing and web development services directly to small and medium-sized business. We acquire customers through direct telemarketing, referrals and our primary website that provides a description of our company and our service offerings (www.groupkinetic.com).

Our gross revenue from consulting services related to website development, SEO consulting and online marketing for the years ended September 30, 2017 and 2016 was $29,750 and $16,150 respectively. Our cost of revenues for the year ended September 30, 2017 was $7,486 (September 30, 2016: $7,050) resulting in a gross profit of $22,264 (September 30, 2016: $9,100).

Costs and Expenses

The major components of our expenses for the years ended September 30, 2017 and 2016 are outlined in the table below:

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016	Increase (Decrease)

Compensation - officers	$ 4,650	$ 4,950	$ (300)
Professional fees	13,950	-	13,950
General and administrative	31,012	7,650	23,362
	$ 49,612	$ 12,600	$ 37,012

The increase in our operating costs for the year ended September 30, 2017, compared to our fiscal 2016, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan and an increase in professional and consulting fees associated with filing of our Registration Statement on the Form S-1 with the Securities and Exchange Commission.

General and administrative expenses of $31,012 incurred during the year ended September 30, 2017 consisted of filing fees of $5,530 (September 30, 2016: $325), accounting fees of $6,550 (September 30, 2016: $1,500), depreciation expense of $2,349 (September 30, 2016: $220), office expenses of $2,264 (September 30, 2016: $859), office rent of $1,258 (September 30, 2016: $0), travel expenses of $6,337 (September 30, 2016: $4,672), transfer agent fees of $1,884 (September 30, 2016: $0), consulting fees of $4,000 (September 30, 2016: $0) and bank charges of $840 (September 30, 2016: $74). Professional fees consisted of audit and audit related fees of $12,250 (September 30, 2016: $0) and legal expenses of $1,700 (September 30, 2016: $0)

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the years ended September 30, 2017 and 2016 were as follows:

	For the Year Ended September 30, 2017		For the Year Ended September 30, 2016

President, Chief Executive Officer	$6,000		$6,000
Chief Financial Officer, Secretary and Treasurer	6,000		6,000
	$12,000	*	$12,000	*

* - During the year ended September 30, 2017, $7,350 (September 30, 2016: $7,050) of these related parties consulting services was recognized in cost of revenues and $4,650 (September 30, 2016: $4,950) in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As of September 30, 2017 and 2016 the Company owed its directors and officers $25,000 and $13,000 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

Liquidity and Capital Resources

	As of	As of
	September30,	September 30,
	2017	2016

Total current assets	$30,370	$13,425
Total current liabilities	(32,502)	(18,444)
Working capital (deficiency)	$(2,132)	$(5,019)

Liquidity

Our internal liquidity is provided by our operations. During the years ended September 30, 2017 and 2016 the Company reported net loss from operations of $27,348 and $3,500, respectively.

To date we have financed our operations by cash generated from sales of our services and shares of our common stock. We were able to sustain our operations by increasing the number of our clients and providing additional services to our existing clients.

Since inception, we have sold 2,750,000 shares of common stock at $0.001 per share to our directors for total proceeds of $2,750.

During the year ended September 30, 2017, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. In April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement.

If we are not successful in expanding our clientele base, maintaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from our directors or other third parties, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, our directors, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016

Net cash provided (used) by operating activities	$(12,616)	$10,471
Net cash used in investing activities	(7,639)	-
Net cash provided by financing activities	35,525	-
Net increase (decrease) in cash	$15,270	$10,471

We have generated revenues of $29,750 and $16,150 during the years ended September 30, 2017 and 2016, respectively. In addition to cash received from SEO consulting and web development services, we received proceeds of $35,525 from sale of our common stock during the year ended September 30, 2017. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash provided (used) by operating activities as of September 30, 2017 of $(12,616) (September 30, 2016: $10,471) is a net result of cash generated from sales of our marketing and web development services, and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant, in addition to the offering proceeds, source of funding for our operations during the year ended September 30, 2017. The major uses of our operating cash include acquisition of computer equipment and software, funding general operating expenses (professional fees, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the year ended September 30, 2017, include an increase in accounts receivable of $1,500, an increase in prepaid expenses of $175, an increase in the officers’ accrued compensation of $12,000 and in accounts payable and accrued liabilities of $2,058. The increase in accounts receivable was due to the unpaid fees for SEO consulting services outstanding as of September 30, 2017. This amount was collected subsequent to the year end. The increase in prepaid expenses was due to the payment of the rent security deposit. The increase in accounts payable is a net result of operating expenses incurred during the year and payments made by the company to its vendors during the same period.

The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the year ended September 30, 2017 that remained unpaid as at the end of this year.

Cash flows resulting from changes in assets and liabilities for the year ended September 30, 2016, include an increase in the officers’ accrued compensation of $12,000 and in accounts payable and accrued liabilities of $1,751.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended September 30, 2017.

During the year ended September 30, 2017 we used a portion of our cash of $7,639 provided by operating activities for purchasing computer equipment and software.

Cash Flows from Financing Activities

During the year ended September 30, 2017, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. In April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement.

The Company used portion of the proceeds to complete Phase I and to finance Phase II of its business plan disclosed in the Company’s Registration Statement on the Form S-1 in the last quarter of its fiscal 2017.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KINETIC GROUP INC.

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kinetic Group, Inc.

We have audited the accompanying balances sheets of Kinetic Group, Inc. as of September 30, 2017 and 2016 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Kinetic Group, Inc. as of September 30, 2017 and 2016 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

December 15, 2017

KINETIC GROUP INC. BALANCE SHEETS
	September 30, 2017	September 30, 2016
ASSETS
Current Assets:
Cash	$ 28,695	$ 13,425
Accounts receivable	1,500	-
Prepaid expenses	175	-
Total current assets	30,370	13,425
Property and equipment, net	3,541	330
Software, net	2,079	-
Total Assets	$ 35,990	$ 13,755

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 7,502	$ 5,444
Accounts payable - related parties	25,000	13,000
Total current liabilities	32,502	18,444
Total Liabilities	32,502	18,444

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 4,780,000 and 2,750,000 shares issued and outstanding as of September 30,2017 and 2016, respectively	4,780	2,750
Additional paid-in capital	33,495	-
Accumulated deficit	(34,787)	(7,439)
Total stockholders' equity (deficit)	3,488	(4,689)
Total Liabilities and Stockholder's Equity (Deficit)	$ 35,990	$ 13,755

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC. STATEMENTS OF OPERATIONS
	Year Ended September 30, 2017	Year Ended September 30, 2016

Revenue	$ 29,750	$ 16,150
Cost of sales	7,486	7,050
Gross profit	22,264	9,100

Operating Expenses:
Compensation – officers	4,650	4,950
Professional fees	13,950	-
General and administrative	31,012	7,650
Total operating expenses	49,612	12,600
Loss from Operations	(27,348)	(3,500)
Income tax provision	-	-
Net Loss	$ (27,348)	$ (3,500)

Net Loss Per Common Share:
Net loss per common share - Basic and Diluted	$ 0.01	$ 0.00

Outstanding - Basic and Diluted	3,659,918	2,750,000

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Description	Common stock		Additional	Accumulated Deficit	Total
	Shares	Amount	Paid-in Capital

Balance – September 30, 2014	-	$ -	$ -	$ (225)	$ (225)

Common stock issued for cash at $0.001 per share	2,750,000	2,750	-	-	2,750
Net income (loss)	-	-	-	(3,714)	(3,714)
Balance – September 30, 2015	2,750,000	2,750	-	(3,939)	(1,189)

Net income (loss)	-	-	-	(3,500)	(3,500)
Balance – September 30, 2016	2,750,000	2,750	-	(7,439)	(4,689)

Common stock issued for cash at $0.0175 per share	2,030,000	2,030	33,495	-	35,525
Net income (loss)	-	-	-	(27,348)	(27,348)
Balance – September 30, 2017	4,780,000	$ 4,780	$ 33,495	$ (34,787)	$ 3,488

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC. STATEMENTS OF CASH FLOWS
	Year Ended September 30, 2017	Year Ended September 30, 2016
Operating Activities:
Net Loss	$ (27,348)	$ (3,500)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	2,349	220
Changes in Operating Assets and Liabilities-
Accounts receivable	(1,500)	-
Prepaid expenses	(175)	-
Accounts payable and accrued liabilities	2,058	1,751
Accounts payable - related party	12,000	12,000
Net Cash Provided (Used) by Operating Activities	(12,616)	10,471

Investing Activities:
Acquisition of property and equipment	(5,144)	-
Acquisition of software	(2,495)	-
Net Cash Used in Investing Activities	(7,639)	-

Financing Activities:
Proceeds from issuance of common stock	35,525	-
Net Cash Provided by Financing Activities	35,525	-

Net Change in Cash	15,270	10,471
Cash - Beginning of Period	13,425	2,954
Cash - End of Period	$ 28,695	$ 13,425

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC.

NOTES TO THE SEPTEMBER 30, 2017 AND 2016 FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Kinetic Group Inc., a Nevada corporation, (the “Company”) was formed under the laws of the State of Nevada on June 6, 2014.  Kinetic Group Inc. is a full service integrated digital marketing agency. The company offers a full range of web services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, custom web design, website usability consulting and web analytics implementation. The Company generates revenue from sales of its marketing services made directly to small and medium business customers.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

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

There was no allowance for doubtful accounts at September 30, 2017 and 2016.

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

The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement

Commitments and Contingencies

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2017 and 2016.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the years ended September 30, 2017 and 2016.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at September 30, 2017, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Prepaid Expenses

As of September 30, 2017 the Company had $175 (September 30, 2016: $0) in prepaid security deposit for office rent.

Note 5 – Property and Equipment

Property and equipment at September 30, 2017 and 2016 consisted of the following:

	Estimated Useful Lives (Years)	September 30, 2017	September 30, 2016

Computer equipment	5	$ 5,832	$ 688
Less accumulated depreciation		(2,291)	(358)
Computer equipment, net		3,541	330
Software	1	2,495	-
Less accumulated amortization		(416)	-
Software, net		2,079	-
Total property and equipment, net		$ 5,620	$ 330

Depreciation expense

Depreciation expense for the years ended September 30, 2017 and 2016 was $2,349 and $220, respectively.

Note 6 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the years ended September 30, 2017 and 2016 were as follows:

	For the Year Ended September 30, 2017		For the Year Ended September 30, 2016

President, Chief Executive Officer	$6,000		$6,000
Chief Financial Officer, Secretary and Treasurer	6,000		6,000
	$12,000	*	$12,000	*

* - During the year ended September 30, 2017, $7,350 (September 30, 2016: $7,050) of these related parties consulting services was recognized in cost of revenues and $4,650 (September 30, 2016: $4,950) in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As of September 30, 2017 and 2016 the Company owed its directors and officers $25,000 and $13,000 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

Note 7 – Stockholders’ Equity

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common stock

In August 2015, the Company sold 2,750,000 shares of its common stock at par to its directors for $2,750 in cash.

During the year ended September 30, 2017, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. In April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement.

Note 8 – Income Tax

Deferred Tax Assets

At September 30, 2017 and 2016, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $34,787 and $7,438, respectively, that may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,218, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	September 30, 2017	September 30, 2016
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$5,218	$1,116
Less valuation allowance	(5,218)	(1,116)
Deferred tax assets, net of valuation allowance	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $4,102 during the year ended September 30, 2017 and $525 during the year ended September 30, 2016.

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016

Federal statutory income tax rate	15.0%	15.0%
Change in valuation allowance on net operating loss carry-forwards	(15.0)%	(15.0)%
Effective income tax rate	0.00%	0.00%

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at September 30, 2017 and 2016.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2017 and 2016, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at September 30, 2017 and 2016 relating to unrecognized tax benefits.

The tax years 2016-2017 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 9 – Concentrations

Customers:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the years ended September 30, 2017 and 2016.

	For the Year Ended September 30, 2017	For the Year Ended September 30, 2016

Company A	-%	14.10%
Company B	-%	15.48%
Company C	-%	21.52%
Company D	-%	21.36%
Company E	12.61%	20.12%
Company F	11.76%	-%
Company G	18.50%	-%
Company H	10.92%	-%
Company I	11.76%	-%
Company J	11.76%	-%
Company K	10.08%	-%
Other Companies (less than 10% each)	12.61%	7.42%
	100.00%	100.00%

Note 10 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30, 2017 to December 15, 2017, the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2017 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Yaroslav Startsev	President, Chief Executive Officer, and Director
Nikolai Kuzmin	Chief Financial Officer, Secretary, Treasurer and Director

The Directors will serve as Directors until our next annual shareholder meeting or until a successor is elected who accepts the position.  Directors are elected for one-year terms.  Officers hold their positions at the will of the Board of Directors, absent any employment agreement.  There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Kinetic Group affairs.

Yaroslav Startsev.  Mr. Startsev holds a diploma in power systems engineering from Novosibirsk State Technical University.  After graduating in 2008, Mr. Startsev founded his company OOO Avangard (“Avangard”), where he is a director and C.E.O. Avangard is a provider of service and equipment solutions to the energy industry in North-Eastern region of Russia. While providing technical services to energy companies, Mr. Startsev became involved in offering services related to website development, SEO and digital marketing to the company’s clients. While taking various professional courses, Mr. Startsev gained experience in web development and integrated digital marketing.  None of his current and former clients is a parent, subsidiary or other affiliate of Kinetic Group Inc.

Nikolai Kuzmin. Nikolai Kuzmin graduated from Novosibirsk State Technical University with a diploma in management in the power engineering industry. From 2011 to 2015, Mr. Kuzmin was employed as Chief Financial Officer at OOO Fregat, a financial management consulting firm. Mr. Kuzmin’s responsibilities included advising his clients on implementation of accounting systems and software. Mr. Kuzmin also consulted the company’s clients on content management and social media marketing, as well as website development. From 2015 to present, Mr. Kuzmin is serving as a C.F.O. at OOO Avangard.  In addition to overseeing the company’s financial operations Mr. Kuzmin is responsible for the development of the marketing department. None of his current and former clients is a parent, subsidiary or other affiliate of Kinetic Group Inc.

Item 11:  EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2016 and 2015 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Non-quali-
						Non-Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Yaroslav Startsev	2017	0	0	0	0	0	0	6,000	6,000
President, CEO	2016	0	0	0	0	0	0	6,000	6,000

Nikolai Kuzmin	2017	0	0	0	0	0	0	6,000	6,000
CFO, Treasurer, Secretary	2016	0	0	0	0	0	0	6,000	6,000

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Historically, the compensation for our officers consisted of the payments made pursuant to the consulting agreements executed and previously filed with the Commission and incorporated herein by reference. For the years ended September 30, 2017 and 2016, the annual compensation was $6,000 to each Yaroslav Startsev and Nikolai Kuzmin. We have not provided our named executive officers with perquisites or other personal benefits.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2017 and 2016.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended September 30, 2016 and 2015.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of September 30, 2017.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Yaroslav Startsev Chief Executive Officer, President	—	—	—	—	—	—	—	—	—
Nikolai Kuzmin Chief Financial Officer, Treasurer, Secretary	—	—	—	—	—	—	—	—	—

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2016: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2016 there were 9,030,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Yaroslav Startsev, CEO, President and Director	1,500,000	31.38

Common	Nikolai Kuzmin, CFO, Treasurer, Secretary and Director	1,250,000	26.15

Common	All executive officers and directors as a group (2 persons)	2,750,000	57.53

(1)     Applicable percentage of ownership is based on 4,780,000 shares of common stock outstanding on September 30, 2017.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

As of September 30, 2017 there were 2,750,000 shares of common stock outstanding owned by our officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the years ended September 30, 2017 and 2016 were as follows:

	For the Year Ended September 30, 2017		For the Year Ended September 30, 2016

President, Chief Executive Officer	$ 6,000		$ 6,000
Chief Financial Officer, Secretary and Treasurer	6,000		6,000
	$ 12,000	*	$ 12,000	*

* - During the year ended September 30, 2017, $7,350 (September 30, 2016: $7,050) of these related parties consulting services was recognized in cost of revenues and $4,650 (September 30, 2016: $4,950) in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As of September 30, 2017 and 2016 the Company owed its directors and officers $25,000 and $13,000 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his/her interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our director, Yaroslav Startsev, is also our chief executive officer; our director Nikolai Kuzmin is also our chief financial officer. As a result, we do not have independent directors on our Board of Directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2017 and 2016, we engaged Michael Gillespie & Associates, PLLC, as our independent auditor.  For the years ended September 30, 2017, and 2016, we incurred fees as discussed below:

	Year ended	Year ended
	September 30, 2017	September 30, 2016

Audit fees	$12,250	$0
Audit – related fees	Nil	0
Tax fees	1,550	0
All other fees	0	0

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements.  Tax fees represent fees related to preparation of our corporation income tax returns.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  EXHIBITS

EXHIBIT

NUMBER       DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
10.1	Management Consultant Agreement (C.E.O). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
10.2	Management Consultant Agreement (C.F.O.). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: December 20, 2017

KINETIC GROUP INC.

By:	/s/ Yaroslav Startsev
Yaroslav Startsev
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Yaroslav Startsev	President, C.E.O. and Director	December 20, 2017
Yaroslav Startsev
/s/ Nikolai Kuzmin	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	December 20, 2017
Nikolai Kuzmin