Form 10-Q
period 2017-12-31
KINETIC GROUP INC.
filed 2018-02-09
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 9, 2018
Common Stock, $0.001 par value	4,780,000

KINETIC GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KINETIC GROUP INC.

For the Three Months Ended December 31, 2017 and 2016

(Unaudited)

KINETIC GROUP INC. BALANCE SHEETS (Unaudited)
	December 31, 2017	September 30, 2017
ASSETS
Current Assets:
Cash	$ 10,095	$ 28,695
Accounts receivable	3,145	1,500
Prepaid expenses	8,175	175
Total current assets	21,415	30,370
Property and equipment, net	3,059	3,541
Software, net	1,455	2,079
Total Assets	$ 25,929	$ 35,990

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 2,337	$ 7,502
Accounts payable - related parties	28,000	25,000
Total current liabilities	30,337	32,502
Total Liabilities	30,337	32,502

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 4,780,000 shares issued and outstanding as of December 31, 2017 and September 30,2017, respectively	4,780	4,780
Additional paid-in capital	33,495	33,495
Accumulated deficit	(42,683)	(34,787)
Total stockholders' equity (deficit)	(4,408)	3,488
Total Liabilities and Stockholder's Equity (Deficit)	$ 25,929	$ 35,990

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC. STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016

Revenue	$ 6,200	$ 7,250
Cost of revenue	1,950	2,086
Gross profit	4,250	5,164

Operating Expenses:
Compensation – officers	1,050	1,050
Professional fees	4,650	-
General and administrative	6,446	1,444
Total operating expenses	12,146	2,494
Income (Loss) from Operations	(7,896)	2,670
Income tax provision	-	-
Net Income (Loss)	$ (7,896)	$ 2,670

Net Income Per Common Share:
Net income per common share - Basic and Diluted	$ 0.00	$ 0.00

Outstanding - Basic and Diluted	4,780,000	2,750,000

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC. STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Operating Activities:
Net Income (Loss)	$ (7,896)	$ 2,670
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,106	483
Changes in Operating Assets and Liabilities-
Accounts receivable	(1,645)	-
Prepaid expenses	(8,000)	(175)
Accounts payable and accrued liabilities	(5,165)	1,222
Accounts payable - related party	3,000	3,000
Net Cash Provided (Used) by Operating Activities	(18,600)	7,200

Investing Activities:
Acquisition of property and equipment	-	(5,144)
Net Cash Used in Investing Activities	-	(5,144)

Financing Activities:
Proceeds from issuance of common stock	-	-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash	(18,600)	2,056
Cash - Beginning of Period	28,695	13,425
Cash - End of Period	$ 10,095	$ 15,481

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC.

NOTES TO THE DECEMBER 31, 2017 AND 2016 FINANCIAL STATEMENTS

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2017 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K filed with Securities and Exchange Commission on December 22, 2017.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2017 and 2016.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended December 31, 2017 and 2016.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at December 31, 2017, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2017 and September 30, 2017 consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2017	September 30, 2017

Computer equipment	5	$ 5,832	$ 5,832
Less accumulated depreciation		(2,773)	(2,291)
Computer equipment, net		3,059	3,541
Software	1	2,495	2,495
Less accumulated amortization		(1,040)	(416)
Software, net		1,455	2,079
Total property and equipment, net		$ 4,514	$ 5,620

Depreciation expense

Depreciation expense for the three-months ended December 31, 2017 and the year ended September 30, 2017 was $1,106 and $2,349, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three months ended December 31, 2017 and the year ended September 30, 2017 were as follows:

	For the Three Months Ended December 31, 2017		For the Year Ended September 30, 2017

President, Chief Executive Officer	$1,500		$6,000
Chief Financial Officer, Secretary and Treasurer	1,500		6,000
	$3,000	*	$12,000	*

 * - During the three-month period ended December 31, 2017, $1,950 of these related parties consulting services was recognized in cost of revenues and $1,050 in officers’ compensation within operating expenses. During the year ended September 30, 2017, $7,350 of these related parties consulting services was recognized in cost of revenues and $4,650 in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As of December 31, 2017 and September 30, 2017 the Company owed its directors and officers $28,000 and $25,000 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

Note 6 – Stockholders’ Equity (Deficit)

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

Note 7 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to December 31, 2017 to February 8, 2018, the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

Results of operations for the three-month periods ended December 31, 2017 and 2016.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended December 31, 2017 and 2016 was $6,200 and $7,250 respectively. Our cost of revenues for the three-month period ended December 31, 2017 was $1,950 (December 31, 2016: $2,086) resulting in a gross profit of $4,250 (December 31, 2016: $5,164).

Costs and Expenses

The major components of our expenses for the three- month periods ended December 31, 2017 and 2016 are outlined in the table below:

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016	Increase (Decrease)

Compensation - officers	$ 1,050	$ 1,050	$ -
Professional fees	4,650	-	4,650
General and administrative	6,446	1,444	5,002
	$ 12,146	$ 2,494	$ 9,652

The increase in our operating costs for the three months ended December 31, 2017, compared to the same period in our fiscal 2017, was due to an increase in our corporate activities and an increase in expenses related to implementation of our business plan.

General and administrative expenses of $6,446 incurred during the three months ended December 31, 2017 consisted of filing fees of $1,120 (December 31, 2016: $0), accounting fees of $2,500 (December 31, 2016: $0), depreciation expense of $1,106 (December 31, 2016: $483), office expenses of $206 (December 31, 2016: $284), office rent of $375 (December 31, 2016: $131), travel expenses of $737 (December 31, 2016: $520), transfer agent fees of $297 (December 31, 2016: $0) and bank charges of $105 (December 31, 2016: $26).

The president of the Company provides management consulting services to the Company. On September 1, 2015, we have entered into consulting agreements with Yaroslav Startsev, our president, and Nikolai Kuzmin, our chief financial officer. These agreements had a three year term with an option to terminate these agreements by mutual written consent of all parties to the agreements with a sixty (60) days advance written notice. During the three-month periods ended December 31, 2017 and 2016 the Company incurred $3,000 in total in management consulting services with the president of the Company and the chief financial officer.

A portion of consulting services for the three-month period ended December 31, 2017  directly related to sales provided by the president and chief financial officer of the Company of $1,950 (December 31, 2016: $1,950) was recognized in cost of revenues and $1,050 (December 31, 2016: $1,050) in officer’s compensation within operating expenses.

Accounts Payable – Related Parties

As of December 31, 2017 and September 30, 2017 the Company owed its directors and officers $28,000 and $25,000 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

Liquidity and Capital Resources

	As of	As of
	December 31,	September 30,
	2017	2017

Total current assets	$21,415	$30,370
Total current liabilities	(30,337)	(32,502)
Working capital (deficiency)	$(8,922)	$(2,132)

Liquidity

Our internal liquidity is provided by our operations. During the three-months periods ended December 31, 2017 and 2016 the Company reported net income (loss) from operations of $(7,896) and $2,670, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended December 31, 2017	For the Three Months Ended December 31, 2016

Net cash provided (used) by operating activities	$(18,600)	$7,200
Cash used in investing activities	-	(5,144)
Cash provided by financing activities	-	-
Net increase in cash	$(18,600)	$2,056

We have generated revenues of $6,200 and $7,250 during the three-month periods ended December 31, 2017 and 2016, respectively.  We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash provided (used) by operating activities as of December 31, 2017 of $(18,600) (December 31, 2016: $7,200) is a net result of cash generated from sales of our marketing, SEO consulting and web development services, and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant, in addition to the offering proceeds, source of funding for our operations during the three-month period ended December 31, 2017. The major uses of our operating cash include funding general operating expenses (professional fees, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the three-month period ended December 31, 2017, include an increase in accounts receivable of $1,645, an increase in prepaid expenses of $8,000, an increase in the officers’ accrued compensation of $3,000 and a decrease in accounts payable and accrued liabilities of $5,156. The increase in accounts receivable was due to the unpaid fees for web development and SEO consulting outstanding as of December 31, 2017. The increase in prepaid expenses was due to a retainer for professional services paid by the company during the period. The decrease in accounts payable is a net result of operating expenses incurred during the quarter and payments made by the company to its vendors during the same period. The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the three-month period ended December 31, 2017 that remained unpaid as at the end of this period.

Cash flows resulting from changes in assets and liabilities for the three-month period ended December 31, 2016, include an increase in the officers’ accrued compensation of $3,000, an increase in prepaid expenses of $175 and in accounts payable and accrued liabilities of $1,222. The increase in prepaid expenses was due to a security deposit for office rent.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the three-month periods ended December 31, 2017 and 2016. During the three-month period ended December 31, 2016 we used a portion of our cash of $5,144 provided by operating activities for purchasing computer and office equipment.

Property and equipment at December 31, 2017 and September 30, 2017 consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2017	September 30, 2017

Computer equipment	5	$ 5,832	$ 5,832
Less accumulated depreciation		(2,773)	(2,291)
Computer equipment, net		3,059	3,541
Software	1	2,495	2,495
Less accumulated amortization		(1,040)	(416)
Software, net		1,455	2,079
Total property and equipment, net		$ 4,514	$ 5,620

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the three-month periods ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended December 31, 2017 and 2016, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended December 31, 2017 and 2016.

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

Date: February 9, 2018

KINETIC GROUP INC.

By:	/s/ Yaroslav Startsev
Yaroslav Startsev
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Yaroslav Startsev	President, C.E.O. and Director	February 9, 2018
Yaroslav Startsev
/s/ Nikolai Kuzmin	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	February 9, 2018
Nikolai Kuzmin