Form 10-Q
period 2018-03-31
KINETIC GROUP INC.
filed 2018-05-01
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-216047

Kinetic Group Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4685650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12001 Research Parkway, Suite 236 Orlando, Florida	32826
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (407) 604-1454

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

Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2018
Common Stock, $0.001 par value	4,960,000

KINETIC GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KINETIC GROUP INC.

For the Three and Six Months Ended March 31, 2018 and 2017

(Unaudited)

KINETIC GROUP INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2018	September 30, 2017
ASSETS
Current Assets:
Cash	$ 37,700	$ 28,695
Accounts receivable	8,850	1,500
Prepaid expenses	175	175
Total current assets	46,725	30,370
Property and equipment, net	2,575	3,541
Software, net	831	2,079
Total Assets	$ 50,131	$ 35,990

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$ 9,331	$ 7,502
Accounts payable - related parties	2,477	25,000
Payroll taxes payable	517	-
Clients’ deposits	20,000	-
Total current liabilities	32,325	32,502
Total Liabilities	32,325	32,502

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 4,780,000 shares issued and outstanding as of March 31, 2018 and September 30,2017, respectively	4,780	4,780
Additional paid-in capital, includes $31,000 of forgiven debt by related parties as of March 31, 2018 and $0 as of September 30, 2017	67,245	33,495
Accumulated deficit	(54,219)	(34,787)
Total stockholders' equity	17,806	3,488
Total Liabilities and Stockholder's Equity	$ 50,131	$ 35,990

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017

Revenue	$ 19,750	$ 9,000	$ 25,950	$ 16,250
Cost of revenue	3,750	1,950	5,700	4,036
Gross profit	16,000	7,050	20,250	12,214

Operating Expenses:
Compensation – officers	3,502	1,050	4,552	2,100
Professional fees	3,000	8,200	7,650	8,200
Salaries	3,247	-	3,247	-
General and administrative	17,787	8,921	24,233	10,365
Total operating expenses	27,536	18,171	39,682	20,665
Income (Loss) from Operations	(11,536)	(11,121)	(19,432)	(8,451)
Income tax provision	-	-	-	-
Net Income (Loss)	$ (11,536)	$ (11,121)	$ (19,432)	$ (8,451)

Net Income Per Common Share:
Net income per common share - Basic and Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Outstanding - Basic and Diluted	4,780,000	2,750,000	4,780,000	2,750,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Operating Activities:
Net Income (Loss)	$ (19,432)	$ (8,451)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	2,214	966
Changes in Operating Assets and Liabilities-
Accounts receivable	(7,350)	-
Prepaid expenses	-	(175)
Accounts payable and accrued liabilities	1,829	7,475
Accounts payable - related party	8,477	6,000
Payroll taxes payable	517	-
Clients’ deposits	20,000	-
Net Cash Provided (Used) by Operating Activities	6,255	5,815

Investing Activities:
Acquisition of property and equipment	-	(5,144)
Net Cash Used in Investing Activities	-	(5,144)

Financing Activities:
Proceeds from issuance of common stock	2,750	-
Net Cash Provided by Financing Activities	2,750	-

Net Change in Cash	9,005	671
Cash - Beginning of Period	28,695	13,425
Cash - End of Period	$ 37,700	$ 14,096

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

Non Cash Financing and Investing Activities:
Accrued compensation-officers-forgiven and contributed to capital	$ 31,000	$ -
Restricted common stock canceled and proceeds contributed to capital	$ 2,750	$ -

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE MARCH 31, 2018 AND 2017 CONSOLIDATED FINANCIAL STATEMENTS

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

  On March 23, 2018, the Company formed a wholly owned subsidiary, Kinetic Development Inc., an Ontario, Canada Corporation (“KDI”).  The subsidiary was incorporated to facilitate payroll transactions for the employees.

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2018 and 2017 and as of September 30, 2017, and for the three and six months ended March 31, 2018 and 2017.  KDI is included as of March 31, 2018 and for the period from March 23, 2018 (date of formation) through March 31, 2018.  All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2018 and 2017.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended March 31, 2018 and 2017.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at March 31, 2018, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at March 31, 2018 and September 30, 2017 consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2018	September 30, 2017

Computer equipment	5	$ 5,832	$ 5,832
Less accumulated depreciation		(3,257)	(2,291)
Computer equipment, net		2,575	3,541
Software	1	2,495	2,495
Less accumulated amortization		(1,664)	(416)
Software, net		831	2,079
Total property and equipment, net		$ 3,406	$ 5,620

Depreciation expense

Depreciation expense for the six-months ended March 31, 2018 and the year ended September 30, 2017 was $2,214 and $2,349, respectively.

Note 5 – Related Party Transactions

On March 12, 2018, the Board of Directors of the Company appointed Mr. Timothy Barker to serve as the Company’s President.

In connection with his appointment as President, the Company entered into a consulting agreement with Mr. Barker.  The consulting agreement provides that Mr. Barker will receive compensation in the amount of $48,000 per year, payable monthly. The term of the agreement is for one year.

On March 12, 2018, Mr.Yaroslav Startsev, President, Chief Executive Officer and member of the Board of Directors of the Company resigned from his position as President of the Company. He will continue serving as the Company’s Chief Executive Officer and a member of the Board of Directors concentrating his efforts on the company’s daily operations, and marketing and technology sides of the Company’s business. Mr. Startsev will continue to be compensated pursuant to the terms of his existing consulting agreement with the Company, which is consistent with the Company’s consulting agreements with other similarly situated executives.

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, and Chief Financial Officer, Secretary and Treasurer for the six months ended March 31, 2018 and the year ended September 30, 2017 were as follows:

	For the Six Months Ended March 31, 2018		For the Year Ended September 30, 2017

President	$2,452		$-
Chief Executive Officer	3,000		6,000
Chief Financial Officer, Secretary and Treasurer	3,000		6,000
	$8,452	*	$12,000	*

 * - During the six-month period ended March 31, 2018, $3,900 of these related parties consulting services was recognized in cost of revenues and $2,100 in officers’ compensation within operating expenses. During the year ended September 30, 2017, $7,350 of these related parties consulting services was recognized in cost of revenues and $4,650 in officers’ compensation within operating expenses.

Debt Settlement

As of March 31, 2018 the Company owed to the Company’s officers, Mr. Yaroslav Startsev and Mr. Nikolai Kuzmin, Thirty One Thousand Dollars ($31,000) (the “Debt”) for management consulting fees incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its officers.

The Company’s officers agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective March 31, 2018. This Debt settlement improved the Company’s financial position and increased its working capital. The Company’s officers released and forever discharged the Company, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Company they ever had or now have in connection to the Debt.

Accounts Payable – Related Parties

As of March 31, 2018 and September 30, 2017 the Company owed its directors and officers $2,477 and $25,000 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Note 6 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Unregistered shares of common stock

In August 2015, the Company sold 2,750,000 shares of its common stock at par to its directors for $2,750 in cash.

On March 27, 2018 the Board of Directors of the Company approved the Stock Cancellation Agreements with Yaroslav Startsev (1,500,000 shares) and Nikolai Kuzmin (1,250,000 shares) canceling their shares with the Company in exchange for the Company agreeing to accept new subscription agreements.   The Company retained the subscription funds paid by Yaroslav Startsev and Nikolai Kuzmin for the cancelled shares of Common Stock as contributed capital to the Company.

As of March 28, 2018, the Company received subscription agreements and subscription funds representing an aggregate of 1,300,000 shares of Common Stock from Yaroslav Startsev for $1,300 and 1,050,000 shares of Common stock from Nikolai Kuzmin for $1,050 which certificates shall bear an appropriate restricted legend under the Securities Act of 1933, as amended.

As of March 28, 20018 the Company also received a subscription agreement and subscription funds from Timothy Barker representing 400,000 shares of Common Stock for $400 which shall bear an appropriate restricted legend under the Securities Act of 1933 as amended.

The above transactions were undertaken to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company.  The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

The following table represents a summary of the restricted stock cancellation and issuance during the six months ended March 31, 2018:

	Name and Title of	Balance	Number of Shares		Balance
Title of Class	Beneficial Owner	September 30, 2017	Canceled	Issued	March 31, 2018
Common	T.Barker, President	-		400,000	400,000
Common	Y.Startsev, C.E.O.	1,500,000	(1,500,000)	1,300,000	1,300,000
Common	N.Kuzmin, C.F.O.	1,250,000	(1,250,000)	1,050,000	1,050,000
	Total Number of Shares:	2,750,000	(2,750,000)	2,750,000	2,750,000

Registered shares of common stock

During the year ended September 30, 2017, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. In April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement.

Note 7 – Subsequent Events

On April 9, 2018 the Company has filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering 10,000,000 Shares under the Offering at a price of $0.02 per Share for an aggregate Offering price of US $200,000.  The Securities are being offered by the Company through its officers and directors on a "best efforts" basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended ("1933 Act"). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State securities laws or an exemption from such laws is available.

As of the date of this quarterly report the Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

In accordance with ASC 855-10 we have analyzed our operations subsequent to March 31, 2018 to April 28, 2018, the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

On March 23, 2018, the Company formed a wholly owned subsidiary, Kinetic Development Inc., an Ontario, Canada Corporation (“KDI”).  The subsidiary was incorporated to facilitate payroll transactions for the employees. The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2018 and 2017 and as of September 30, 2017, and for the three and six months ended March 31, 2018 and 2017.  KDI is included as of March 31, 2018 and for the period from March 23, 2018 (date of formation) through March 31, 2018.  All intercompany balances and transactions have been eliminated.

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

Results of operations for the three-month periods ended March 31, 2018 and 2017.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended March 31, 2018 and 2017 was $19,750 and $9,000 respectively. Our cost of revenues for the three-month period ended March 31, 2018 was $3,750 (March 31, 2017: $1,950) resulting in a gross profit of $16,000 (March 31, 2017: $7,050).

Costs and Expenses

The major components of our expenses for the three- month periods ended March 31, 2018 and 2017 are outlined in the table below:

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017	Increase (Decrease)

Compensation - officers	$ 3,502	$ 1,050	$ 2,452
Professional fees	3,000	8,200	(7,450)
Salaries	3,247	-	3,247
General and administrative	17,787	8,921	11,116
	$ 27,536	$ 18,171	$ 9,365

The increase in our operating costs for the three months ended March 31, 2018, compared to the same period in our fiscal 2017, was due to an increase in our corporate activities and an increase in expenses related to implementation of our business plan.

General and administrative expenses of $17,787 incurred during the three months ended March 31, 2018 consisted of filing fees of $1,090 (March 31, 2017: $3,355), accounting fees of $1,500 (March 31, 2017: $3,550), depreciation expense of $1,107 (March 31, 2017: $483), office expenses of $282 (March 31, 2017: $1,000), office rent of $375 (March 31, 2017: $375), travel expenses of $4,766  (March 31, 2017: $0), transfer agent fees of $297 (March 31, 2017: $0), consulting of $8,000  (March 31, 2017: $0), subsidiary incorporation costs $279, foreign exchange $(38) (March 31, 2017: $0),  and bank charges of $129 (March 31, 2017: $158).

On March 12, 2018, the Board of Directors of the Company appointed Mr. Timothy Barker to serve as the Company’s President.

In connection with his appointment as President, the Company entered into a consulting agreement with Mr. Barker.  The consulting agreement provides that Mr. Barker will receive compensation in the amount of $48,000 per year, payable monthly. The term of the agreement is for one year. As of March 31, 2018 the company incurred $2,452 in consulting fees with the President of the Company.

On March 12, 2018, Mr.Yaroslav Startsev, President, Chief Executive Officer and member of the Board of Directors of the Company resigned from his position as President of the Company. He will continue serving as the Company’s Chief Executive Officer and a member of the Board of Directors concentrating his efforts on the company’s daily operations, and marketing and technology sides of the Company’s business. Mr. Startsev will continue to be compensated pursuant to the terms of his existing consulting agreement with the Company, which is consistent with the Company’s consulting agreements with other similarly situated executives.

During the three-month periods ended March 31, 2018 and 2017 the Company incurred $3,000 in total in management consulting services with the Company’s chief executive officer and the chief financial officer.

A portion of consulting services for the three-month period ended March 31, 2018  directly related to sales provided by the chief executive officer and chief financial officer of the Company of $1,950 (March 31, 2017: $1,950) was recognized in cost of revenues and $1,050 (March 31, 2017: $1,050) in officer’s compensation within operating expenses.

Results of operations for the six-month periods ended March 31, 2018 and 2017.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the six-month periods ended March 31, 2018 and 2017 was $25,950 and $16,250 respectively. Our cost of revenues for the six-month period ended March 31, 2018 was $5,700 (March 31, 2017: $4,036) resulting in a gross profit of $20,250 (March 31, 2017: $12,214).

Costs and Expenses

The major components of our expenses for the six- month periods ended March 31, 2018 and 2017 are outlined in the table below:

	For the Six Months Ended March 31, 2018	For the Six Months Ended March 31, 2017	Increase (Decrease)

Compensation - officers	$ 4,552	$ 2,100	$ 2,452
Professional fees	7,650	8,200	(550)
Salaries	3,247	-	3,247
General and administrative	24,233	10,365	13,868
	$ 39,682	$ 20,665	$ 19,017

The increase in our operating costs for the six months ended March 31, 2018, compared to the same period in our fiscal 2017, was due to an increase in our corporate activities and an increase in expenses related to implementation of our business plan. In addition, we have formed a wholly owned subsidiary, Kinetic Development Inc., an Ontario, Canada Corporation to facilitate payroll transactions for the employees.

General and administrative expenses of $24,233 incurred during the six months ended March 31, 2018 consisted of filing fees of $2,210 (March 31, 2017: $3,355), accounting fees of $4,000 (March 31, 2017: $3,550), depreciation expense of $2,214 (March 31, 2017: $966), office expenses of $488 (March 31, 2017: $1,284), office rent of $750 (March 31, 2017: $506), travel expenses of $5,502  (March 31, 2017: $520), transfer agent fees of $594 (March 31, 2017: $0), consulting of $8,000  (March 31, 2017: $0), subsidiary incorporation costs $279, foreign exchange $(38) (March 31, 2017: $0),  and bank charges of $234 (March 31, 2017: $184).

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, and Chief Financial Officer, Secretary and Treasurer for the six months ended March 31, 2018 and the year ended September 30, 2017 were as follows:

	For the Six Months Ended March 31, 2018		For the Year Ended September 30, 2017

President	$2,452		$-
Chief Executive Officer	3,000		6,000
Chief Financial Officer, Secretary and Treasurer	3,000		6,000
	$8,452	*	$12,000	*

 * - During the six-month period ended March 31, 2018, $3,900 of these related parties consulting services was recognized in cost of revenues and $2,100 in officers’ compensation within operating expenses. During the year ended September 30, 2017, $7,350 of these related parties consulting services was recognized in cost of revenues and $4,650 in officers’ compensation within operating expenses.

Debt Settlement

As of March 31, 2018 the Company owed to the Company’s officers, Mr. Yaroslav Startsev and Mr. Nikolai Kuzmin, Thirty One Thousand Dollars ($31,000) (the “Debt”) for management consulting fees incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its officers.

The Company’s officers agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective March 31, 2018. This Debt settlement improved the Company’s financial position and increased its working capital. The Company’s officers released and forever discharged the Company, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Company they ever had or now have in connection to the Debt.

Accounts Payable – Related Parties

As of March 31, 2018 and September 30, 2017 the Company owed its directors and officers $2,477 and $25,000 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity

Our internal liquidity is provided by our operations. During the six-months periods ended March 31, 2018 and 2017 the Company reported net loss from operations of $19,432 and $8,451, respectively. To date we have financed our operations by cash generated from sales of our services and shares of our common stock. We were able to sustain our operations by increasing the number of our clients.

In August 2015, we sold 2,750,000 shares of common stock at $0.001 per share to our directors for total proceeds of $2,750. During the six months ended March 31, 2018 the Company’s Board of Directors has appointed new President of the Company. The Company has cancelled the restricted shares of common stock issued to the company’s two directors in 2015 as per Share Cancellation Agreements and issued new 2,750,000 restricted shares of common stock to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company. The Company has received $2,750 from the officer and directors of the Company for the restricted stock issued in March of 2018 and recorded $2,750 received from the Company’s directors in 2015 as contributed capital.

The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended March 31, 2018	For the Six Months Ended March 31, 2017

Net cash provided by operating activities	$9,005	$5,815
Cash used in investing activities	-	(5,144)
Cash provided by financing activities	-	-
Net increase in cash	$9,005	$671

We have generated revenues of $25,950 and $16,250 during the six-month periods ended March 31, 2018 and 2017, respectively. We had no other sources of cash inflow during the reporting periods except $2,750 received from the officer and directors of the Company for the restricted stock issued in March of 2018 and clients’ retainer.

Cash Flows from Operating Activities

Our cash provided by operating activities as of March 31, 2018 of $9,005 (March 31, 2017: $5,815) is a net result of cash generated from sales of our marketing, SEO consulting and web development services, and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant, in addition to the offering proceeds, source of funding for our operations during the six-month period ended March 31, 2018. The major uses of our operating cash include funding general operating expenses (professional fees, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the six-month period ended March 31, 2018, include an increase in accounts receivable of $7,350, an increase in clients’ deposits of $20,000, an increase in payroll taxes payable of $517, an increase in accounts payable of $1,829 and an increase in accounts payable do to related party of $11,227.The increase in accounts receivable was due to the unpaid fees for web development and SEO consulting outstanding as of March 31, 2018. All accounts receivable outstanding as of December 31, 2017 were collected during the three months ended March 31, 2018.

The increase in clients’ deposits payable was due to a retainer for the web development and brand strategy consulting services received by the company in March of 2018. The increase in accounts payable is a net result of operating expenses incurred during the quarter and payments made by the company to its vendors during the same period. The increase in the amounts due to related parties is a net result of the accrued officers’ compensation, debt settlement and cash advances provided by the Company’s director during the six-month period ended March 31, 2018 that remained unpaid as at the end of this period. The increase in payroll taxes payable is due to the payroll deductions collected by the Company’s at the end of the reporting period that were remitted subsequent to March 31, 2018.

Debt Settlement

As of March 31, 2018 the Company owed to the Company’s officers, Mr. Yaroslav Startsev and Mr. Nikolai Kuzmin, Thirty One Thousand Dollars ($31,000) (the “Debt”) for management consulting fees incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its officers.

The Company’s officers agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective March 31, 2018. This Debt settlement improved the Company’s financial position and increased its working capital.

Cash flows resulting from changes in assets and liabilities for the six-month period ended March 31, 2017, include an increase in the officers’ accrued compensation of $6,000, an increase in prepaid expenses of $175 and in accounts payable and accrued liabilities of $7,475. The increase in prepaid expenses was due to a security deposit for office rent.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the six-month periods ended March 31, 2018 and 2017.

During the six-month period ended March 31, 2017 we used a portion of our cash of $5,144 provided by operating activities for purchasing computer and office equipment.

Property and equipment at March 31, 2018 and September 30, 2017 consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2018	September 30, 2017

Computer equipment	5	$ 5,832	$ 5,832
Less accumulated depreciation		(3,257)	(2,291)
Computer equipment, net		2,575	3,541
Software	1	2,495	2,495
Less accumulated amortization		(1,664)	(416)
Software, net		831	2,079
Total property and equipment, net		$ 3,406	$ 5,620

Cash Flows from Financing Activities

In August 2015, the Company sold 2,750,000 shares of its common stock at par to its directors for $2,750 in cash.

On March 27, 2018 the Board of Directors of the Company approved the Stock Cancellation Agreements with Directors of the Company, Yaroslav Startsev (1,500,000 shares) and Nikolai Kuzmin (1,250,000 shares), canceling their shares with the Company issued in 2015 in exchange for the Company agreeing to accept new subscription agreements.   The Company retained the subscription funds paid by Yaroslav Startsev and Nikolai Kuzmin for the cancelled shares of Common Stock as contributed capital to the Company.

As of March 28, 2018, the Company received subscription agreements and subscription funds representing an aggregate of 1,300,000 shares of Common Stock from Yaroslav Startsev for $1,300 and 1,050,000 shares of Common stock from Nikolai Kuzmin for $1,050 which certificates shall bear an appropriate restricted legend under the Securities Act of 1933, as amended.

As of March 28, 20018 the Company also received a subscription agreement and subscription funds from the Company’s President Timothy Barker representing 400,000 shares of Common Stock for $400 which shall bear an appropriate restricted legend under the Securities Act of 1933 as amended.

The above transactions were undertaken to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company.  The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

We did not generate any cash from financing activities during the six-month period ended March 31, 2017.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2018, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six-month periods ended March 31, 2018 and 2017, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2015, we sold 2,750,000 shares of common stock at $0.001 per share to our directors for total proceeds of $2,750. During the six months ended March 31, 2018 the Company’s Board of Directors has appointed new President of the Company. The Company has cancelled the restricted shares of common stock issued to the company’s two directors in 2015 as per Share Cancellation Agreements and issued new 2,750,000 restricted shares of common stock to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company.

The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

The Company has received $2,750 from the officer and directors of the Company for the restricted stock issued in March of 2018 and recorded $2,750 received from the Company’s directors in 2015 as contributed capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month periods ended March 31, 2018 and 2017.

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

Date: May 1, 2018

KINETIC GROUP INC.

By:	/s/ Yaroslav Startsev
Yaroslav Startsev
Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Timothy Barker	President	May 1, 2018
Timothy Barker

/s/ Yaroslav Startsev	C.E.O. and Director	May 1, 2018
Yaroslav Startsev
/s/ Nikolai Kuzmin	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	May 1, 2018
Nikolai Kuzmin