Form 10-Q
period 2018-06-30
KINETIC GROUP INC.
filed 2018-08-09
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 9, 2018
Common Stock, $0.001 par value	4,960,000

KINETIC GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KINETIC GROUP INC.

For the Three and Nine Months Ended June 30, 2018 and 2017

(Unaudited)

KINETIC GROUP INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2018	September 30, 2017
ASSETS
Current Assets:
Cash	$ 8,103	$ 28,695
Accounts receivable	5,550	1,500
Prepaid expenses	1,175	175
Total current assets	14,848	30,370
Property and equipment, net	2,092	3,541
Software, net	208	2,079
Total Assets	$ 17,128	$ 35,990

LIABILITIES AND STOCKHOLDER'S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 275	$ 7,502
Accounts payable - related parties	17,477	25,000
Payroll taxes payable	508	-
Clients’ deposits	4,000	-
Total current liabilities	22,260	32,502
Total Liabilities	22,260	32,502

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 4,960,000 and 4,780,000 shares issued and outstanding as of June 30, 2018 and September 30,2017, respectively	4,960	4,780
Additional paid-in capital, includes $31,000 of forgiven debt by related parties as of June 30, 2018 and $0 as of September 30, 2017	70,665	33,495
Accumulated deficit	(80,757)	(34,787)
Total stockholders' equity (deficit)	(5,132)	3,488
Total Liabilities and Stockholder's Equity (Deficit)	$ 17,128	$ 35,990

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017

Revenue	$ 16,000	$ 7,500	$ 41,950	$ 23,750
Cost of revenue	2,800	1,500	8,500	5,536
Gross profit	13,200	6,000	33,450	18,214

Operating Expenses:
Compensation – officers	13,050	1,500	17,602	3,600
Professional fees	4,500	3,000	12,150	11,200
Salaries	9,710	-	12,957	-
General and administrative	12,478	16,214	36,711	26,579
Total operating expenses	39,738	20,714	79,420	41,379
Income (Loss) from Operations	(26,538)	(14,714)	(45,970)	(23,165)
Income tax provision	-	-	-	-
Net Income (Loss)	$ (26,538)	$ (14,714)	$ (45,970)	$ (23,165)

Net Income Per Common Share:
Net income per common share - Basic and Diluted	$ 0.01	$ 0.00	$ 0.01	$ 0.01

Outstanding - Basic and Diluted	4,902,637	4,347,363	4,820,879	3,282,454

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Operating Activities:
Net Income (Loss)	$ (45,970)	$ (23,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,320	1,449
Changes in Operating Assets and Liabilities-
Accounts receivable	(4,050)	(2,000)
Prepaid expenses	(1,000)	(175)
Accounts payable and accrued liabilities	(7,227)	11,383
Accounts payable - related party	23,477	9,000
Payroll taxes payable	508	-
Clients’ deposits	4,000	-
Net Cash Provided (Used) by Operating Activities	(26,942)	(3,508)

Investing Activities:
Acquisition of property and equipment	-	(5,144)
Net Cash Used in Investing Activities	-	(5,144)

Financing Activities:
Proceeds from issuance of common stock	6,350	35,525
Net Cash Provided by Financing Activities	6,350	35,525

Net Change in Cash	(20,592)	26,873
Cash - Beginning of Period	28,695	13,425
Cash - End of Period	$ 8,103	$ 40,298

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

Non Cash Financing and Investing Activities:
Accrued compensation-officers-forgiven and contributed to capital	$ 31,000	$ -
Restricted common stock canceled and proceeds contributed to capital	$ 2,750	$ -

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE JUNE 30, 2018 AND 2017 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2018 and 2017 and as of September 30, 2017, and for the three and nine months ended June 30, 2018 and 2017.  KDI is included as of June 30, 2018 and for the period from March 23, 2018 (date of formation) through June 30, 2018.  All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2018 and 2017.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended June 30, 2018 and 2017.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at June 30, 2018, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2018 and September 30, 2017 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2018	September 30, 2017

Computer equipment	5	$ 5,832	$ 5,832
Less accumulated depreciation		(3,740)	(2,291)
Computer equipment, net		2,092	3,541
Software	1	2,495	2,495
Less accumulated amortization		(2,287)	(416)
Software, net		208	2,079
Total property and equipment, net		$ 2,300	$ 5,620

Depreciation expense

Depreciation expense for the nine-months ended June 30, 2018 and the year ended September 30, 2017 was $3,320 and $2,349, respectively.

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

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, and Chief Financial Officer, Secretary and Treasurer for the nine months ended June 30, 2018 and the year ended September 30, 2017 were as follows:

	For the Nine Months Ended June 30, 2018		For the Year Ended September 30, 2017

President	$14,452		$-
Chief Executive Officer	4,500		6,000
Chief Financial Officer, Secretary and Treasurer	4,500		6,000
	$23,452	*	$12,000	*

 * - During the nine-month period ended June 30, 2018, $5,850 of these related parties consulting services was recognized in cost of revenues and $3,150 in officers’ compensation within operating expenses. During the year ended September 30, 2017, $7,350 of these related parties consulting services was recognized in cost of revenues and $4,650 in officers’ compensation within operating expenses.

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

Accounts Payable – Related Parties

As of June 30, 2018 and September 30, 2017 the Company owed its directors and officers $17,477 and $25,000 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

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

As of March 28, 2018 the Company also received a subscription agreement and subscription funds from Timothy Barker representing 400,000 shares of Common Stock for $400 which shall bear an appropriate restricted legend under the Securities Act of 1933 as amended.

The above transactions were undertaken to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company.  The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

The following table represents a summary of the restricted stock cancellation and issuance during the nine months ended June 30, 2018:

	Name and Title of	Balance	Number of Shares		Balance
Title of Class	Beneficial Owner	September 30, 2017	Canceled	Issued	June 30, 2018
Common	T.Barker, President	-		400,000	400,000
Common	Y.Startsev, C.E.O.	1,500,000	(1,500,000)	1,300,000	1,300,000
Common	N.Kuzmin, C.F.O.	1,250,000	(1,250,000)	1,050,000	1,050,000
	Total Number of Shares:	2,750,000	(2,750,000)	2,750,000	2,750,000

Registered shares of common stock

During the year ended September 30, 2017, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. In April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement.

 Regulation D Offering

On April 9, 2018 the Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering 10,000,000 Shares under the Offering at a price of $0.02 per Share for an aggregate Offering price of US $200,000.  The Securities are being offered by the Company through its officers and directors on a "best efforts" basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended ("1933 Act"). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State securities laws or an exemption from such laws is available.

As of June 30, 2018 the Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

Note 7 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to June 30, 2018 to August 8, 2018, the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

On March 23, 2018, the Company formed a wholly owned subsidiary, Kinetic Development Inc., an Ontario, Canada Corporation (“KDI”).  The subsidiary was incorporated to facilitate payroll transactions for the employees. The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2018 and 2017 and as of September 30, 2017, and for the three and nine months ended June 30, 2018 and 2017.  KDI is included as of June 30, 2018 and for the period from March 23, 2018 (date of formation) through June 30, 2018.  All intercompany balances and transactions have been eliminated.

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

Results of operations for the three-month periods ended June 30, 2018 and 2017.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended June 30, 2018 and 2017 was $16,000 and $7,500 respectively. Our cost of revenues for the three-month period ended June 30, 2018 was $2,800 (June 30, 2017: $1,500) resulting in a gross profit of $13,200 (June 30, 2017: $6,000).

Costs and Expenses

The major components of our expenses for the three- month periods ended June 30, 2018 and 2017 are outlined in the table below:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017	Increase (Decrease)

Compensation - officers	$ 13,050	$ 1,500	$ 11,550
Professional fees	4,500	3,000	1,500
Salaries	9,710	-	9,710
General and administrative	12,478	16,214	(3,736)
	$ 39,738	$ 20,714	$ 19,024

The increase in our operating costs for the three months ended June 30, 2018, compared to the same period in our fiscal 2017, was mainly due to an increase in officers’ compensation, the increase in salaries paid to employees during the quarter and the increase in professional fees. As of June 30, 2018 we had five employees including our officers and directors.

On March 12, 2018, the Board of Directors of the Company appointed Mr. Timothy Barker to serve as the Company’s President. In connection with his appointment as President, the Company entered into a consulting agreement with Mr. Barker.  The consulting agreement provides that Mr. Barker will receive compensation in the amount of $48,000 per year, payable monthly. The term of the agreement is for one year. As of June 30, 2018 the company incurred $14,452 in consulting fees with the President of the Company.

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

During the three-month periods ended June 30, 2018 and 2017 the Company incurred $3,000 in total in management consulting services with the Company’s chief executive officer and the chief financial officer. A portion of consulting services for the three-month period ended June 30, 2018  directly related to sales provided by the chief executive officer and chief financial officer of the Company of $1,950 (June 30, 2017: $1,500) was recognized in cost of revenues and $1,050 (June 30, 2017: $1,500) in officer’s compensation within operating expenses.

General and administrative expenses of $12,478 incurred during the three months ended June 30, 2018 consisted of filing fees of $1,065 (June 30, 2017: $1,670), accounting fees of $2,000 (June 30, 2017: $1,500), depreciation expense of $1,107 (June 30, 2017: $483), office expenses of $867 (June 30, 2017: $744), office rent of $721 (June  30, 2017: $377), travel and promotion expenses of $5,357  (June 30, 2017: $5,268), transfer agent fees of $632 (June 30, 2017: $1,587), consulting of $0  (June30, 2017: $4,000), foreign exchange $384 (June 30, 2017: $0),  and bank charges of $345 (June 30, 2017: $585).

Results of operations for the nine-month periods ended June 30, 2018 and 2017.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the nine-month periods ended June 30, 2018 and 2017 was $41,950 and $23,750 respectively. Our cost of revenues for the nine-month period ended June 30, 2018 was $8,500 (June 30, 2017: $5,536) resulting in a gross profit of $33,450 (June 30, 2017: $18,214).

Costs and Expenses

The major components of our expenses for the nine-month periods ended June 30, 2018 and 2017 are outlined in the table below:

	For the Nine Months Ended June 30, 2018	For the Nine Months Ended June 30, 2017	Increase (Decrease)

Compensation - officers	$ 17,602	$ 3,600	$ 14,002
Professional fees	12,150	11,200	950
Salaries	12,957	-	12,957
General and administrative	36,711	26,579	10,132
	$ 79,420	$ 41,379	$ 38,041

The increase in our operating costs for the nine months ended June 30, 2018, compared to the same period in our fiscal 2017, was due to an increase in officers’ compensation, the increase in salaries paid to employees during the period, the increase in our corporate activities and an increase in expenses related to implementation of our business plan. In addition, we have formed a wholly owned subsidiary, Kinetic Development Inc., an Ontario, Canada Corporation to facilitate payroll transactions for the employees. As of June 30, 2018 we had five employees including our officers and directors.

General and administrative expenses of $36,711 incurred during the nine months ended June 30, 2018 consisted of filing fees of $3,275 (June 30, 2017: $5,025), accounting fees of $6,000 (June 30, 2017: $5,050), depreciation expense of $3,320 (June 30, 2017: $1,449), office expenses of $1,356 (June 30, 2017: $2,028), office rent of $1,470 (June 30, 2017: $883), travel and promotion expenses of $10,859  (June 30, 2017: $5,788), transfer agent fees of $1,226 (June 30, 2017: $1,587), consulting of $8,000  (June 30, 2017: $4,000), subsidiary incorporation costs $279, foreign exchange $348 (June 30, 2017: $0),  and bank charges of $578 (June 30, 2017: $769). Professional fees consisted of audit and audit related fees of $10,400 (June 30, 2017: $9,500) and legal expenses of $1,750 (June 30, 2017: $1,700).

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, and Chief Financial Officer, Secretary and Treasurer for the nine months ended June 30, 2018 and the year ended September 30, 2017 were as follows:

	For the Nine Months Ended June 30, 2018		For the Year Ended September 30, 2017

President	$14,452		$-
Chief Executive Officer	4,500		6,000
Chief Financial Officer, Secretary and Treasurer	4,500		6,000
	$23,452	*	$12,000	*

 * - During the nine-month period ended June , 2018, $5,850 of these related parties consulting services was recognized in cost of revenues and $3,150 in officers’ compensation within operating expenses.

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

Accounts Payable – Related Parties

As of June 30, 2018 and September 30, 2017 the Company owed its directors and officers $17,477 and $25,000 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity

Our internal liquidity is provided by our operations. During the nine-month periods ended June 30, 2018 and 2017 the Company reported net loss from operations of $45,970 and $23,165, respectively. To date we have financed our operations by cash generated from sales of our services and shares of our common stock. We were able to sustain our operations by increasing the number of our clients.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended June 30, 2018	For the Nine Months Ended June 30, 2017

Net cash provided by operating activities	$(26,942)	$(3,508)
Cash used in investing activities	-	(5,144)
Cash provided by financing activities	6,350	35,525
Net increase in cash	$(20,592)	$26,873

We have generated revenues of $41,950 and $23,750 during the nine-month periods ended June 30, 2018 and 2017, respectively. During the nine months ended June 30, 2018, we received $2,750 from the officer and directors of the Company for the restricted stock issued in March of 2018 and $3,600 as proceeds of sale of 180,000 shares of common stock pursuant to the Form D Offering.  In addition, we received client’s retainer of $20,000.

Cash Flows from Operating Activities

Our cash used by operating activities as of June 30, 2018 of $26,942 (June 30, 2017: $3,508) is a net result of cash generated from sales of our marketing, SEO consulting and web development services, and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant, in addition to the offering proceeds, source of funding for our operations during the nine-month period ended June 30, 2018. The major uses of our operating cash include funding general operating expenses (professional fees, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the nine-month period ended June 30, 2018, include an increase in accounts receivable of $4,050, an increase in clients’ deposits of $4,000, an increase in payroll taxes payable of $508, an increase in accounts payable do to related party of $23,477 and a decrease in accounts payable of $7,227. The increase in accounts receivable was due to the unpaid fees for web development and SEO consulting outstanding as of June 30, 2018.

The increase in clients’ deposits payable was due to a retainer for the web development and brand strategy consulting services received by the company in March of 2018. The decrease in accounts payable is a net result of operating expenses incurred during the quarter and payments made by the company to its vendors during the same period. The increase in the amounts due to related parties is a net result of the accrued officers’ compensation, debt settlement and cash advances provided by the Company’s director during the nine-month period ended June 30, 2018 that remained unpaid as at the end of this period. The increase in payroll taxes payable is due to the payroll deductions collected by the Company’s at the end of the reporting period that were remitted subsequent to June 30, 2018.

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

Cash flows resulting from changes in assets and liabilities for the nine-month period ended June 30, 2017, include an increase in accounts receivable of $2,000, an increase in the officers’ accrued compensation of $9,000, an increase in prepaid expenses of $175 and in accounts payable and accrued liabilities of $11,383. The increase in prepaid expenses was due to a security deposit for office rent.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the nine-month periods ended June 30, 2018 and 2017.

During the nine-month period ended June 30, 2017 we used a portion of our cash of $5,144 provided by operating activities for purchasing computer and office equipment.

Property and equipment at June 30, 2018 and September 30, 2017 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2018	September 30, 2017

Computer equipment	5	$ 5,832	$ 5,832
Less accumulated depreciation		(3,740)	(2,291)
Computer equipment, net		2,092	3,541
Software	1	2,495	2,495
Less accumulated amortization		(2,287)	(416)
Software, net		208	2,079
Total property and equipment, net		$ 2,300	$ 5,620

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

 Regulation D Offering

On April 9, 2018 the Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering 10,000,000 Shares under the Offering at a price of $0.02 per Share for an aggregate Offering price of US $200,000.  The Securities are being offered by the Company through its officers and directors on a "best efforts" basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended ("1933 Act"). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State securities laws or an exemption from such laws is available.

As of June 30, 2018 the Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

During the nine-month period ended June 30, 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to the effective Registration Statement on the Form S-1.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine-month periods ended June 30, 2018 and 2017, and currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2015, we sold 2,750,000 shares of common stock at $0.001 per share to our directors for total proceeds of $2,750. During the nine months ended June 30, 2018 the Company’s Board of Directors has appointed new President of the Company. The Company has cancelled the restricted shares of common stock issued to the company’s two directors in 2015 as per Share Cancellation Agreements and issued new 2,750,000 restricted shares of common stock to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company.

The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

The Company has received $2,750 from the officer and directors of the Company for the restricted stock issued in March of 2018 and recorded $2,750 received from the Company’s directors in 2015 as contributed capital.

On April 9, 2018 the Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering 10,000,000 Shares under the Offering at a price of $0.02 per Share for an aggregate Offering price of US $200,000.  As of June 30, 2018 the Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine-month periods ended June 30, 2018 and 2017.

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

Date: August 9, 2018

KINETIC GROUP INC.

By:	/s/ Yaroslav Startsev
Yaroslav Startsev
Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Timothy Barker	President	August 9, 2018
Timothy Barker

/s/ Yaroslav Startsev	C.E.O. and Director	August 9, 2018
Yaroslav Startsev
/s/ Nikolai Kuzmin	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 9, 2018
Nikolai Kuzmin