Form 10-K
period 2018-09-30
KINETIC GROUP INC.
filed 2018-11-15
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

or

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-216047

KINETIC GROUP INC.
( Exact name of registrant as specified in its charter)

Nevada	47-4685650
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

12001 Research Parkway, Suite 236, Orlando FL	32826
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 604-1454

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on Which registered
Common Stock
$0.001 par value	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of November 15, 2018, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $41,125.

As of November 15, 2018, there were 5,060,000 shares of the registrant’s common stock outstanding.

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Kinetic Group” mean Kinetic Group Inc. and its wholly owned subsidiary Kinetic Development Inc, unless otherwise indicated.

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

On March 23, 2018, the Company formed a wholly owned subsidiary, Kinetic Development Inc., an Ontario, Canada Corporation (“KDI”).  The subsidiary was incorporated to facilitate payroll transactions for the employees. The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2018 and 2017, and for the Period from June 6, 2014 (Inception) through September 30, 2018. KDI is included as of September 30, 2018 and for the period from March 23, 2018 (date of formation) through September 30, 2018.  All intercompany balances and transactions have been eliminated.

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

Employees

As of September 30, 2018 we had four employees including our officers and directors. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

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

We were incorporated on June 6, 2014, have generated, $101,850 in revenues from sales, and have incurred $24,986 in cost of revenue and $201,501 in operating expenses since our in inception.  As of September 30, 2018, we had accumulated a deficit of $(124,862). We have a limited operating history upon which an evaluation of our future success or failure can be made.  Based on current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs.  We cannot guarantee that we will be successful in generating significant revenues in the future.  Failure to achieve a sustainable sales level will cause us to go out of business.

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

We depend on key personnel.

We are currently relying on key individuals to continue our business and operations and, in particular, the professional expertise and services of Yaroslav Startsev, our President and Director and Nikolai Kuzmin, our Secretary, Treasurer, Chief Financial Officer and Director. On September 1, 2015, we entered into management consultant agreements with Yaroslav Startsev, our President, and Nikolai Kuzmin, our Chief Financial Officer. The term of the agreements was for three years with a 60 day termination notice by either party. These agreements were renewed on September 1, 2018 for additional two years on the same terms. If our officers and directors choose to terminate their agreements, or if they are unable to perform their duties, and we are unable to retain replacement qualified individuals, this could have an adverse effect on our business operations, financial condition and operating results.

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

 Because our current and former officers and directors own 54.35% of our outstanding common stock they could make and control corporate decisions that may be disadvantageous to other minority shareholders and will be able to cause our company to engage in business combination without seeking shareholder approval.

Our current and former officers and directors own 54.35% of the outstanding shares of our common stock as of the date of this offering. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.  They are able to exercise complete control over the company and have the ability to make decisions regarding, (i) whether to issue common stock and preferred stock, including decisions to issue common and preferred stock to themselves; (ii) employment decisions, including their own compensation arrangements, (iii) the appointment of all directors; and (iv) whether to enter into material transactions with related parties.  The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

Our common stock was accepted for quotation on the OTC Bulletin Board and OTC Link during the year ended September 30, 2018. As a result, the application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

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

As of September 30, 2018, we had 5,060,000 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock.  To the extent of such authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

As of September 30, 2018, 3,030,000 of the outstanding shares of our Common Stock are ‘‘restricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding Common Stock.

The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our stockholders being that the OTC Markets (if and when listed thereon) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTC Markets.

As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. As of the date of this Annual Report all of our currently outstanding “restricted” 3,030,000 shares of Common Stock have been held for less than twelve months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

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

PART II

Item 5.                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On August 27, 2018, our common stock was verified for trading on OTC Link ATS under the trading symbol KNIT. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Link ATS for the year ended September 30, 2018.

2018
	High	Low
First Quarter	-	-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	$0.00	$0.00

Holders.

As of September 30, 2018, there were 44 record holders of 5,060,000 shares of the Company's common stock.

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

As of March 28, 2018 the Company also received a subscription agreement and subscription funds from Timothy Barker, former President of the Company, representing 400,000 shares of Common Stock for $400 which shall bear an appropriate restricted legend under the Securities Act of 1933 as amended.

The above transactions were undertaken to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company.  The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

The following table represents a summary of the restricted stock cancellation and issuance during the year ended September 30, 2018:

	Name and Title of	Balance	Number of Shares		Balance
Title of Class	Beneficial Owner	September 30, 2017	Canceled	Issued	September 30, 2018
Common	T.Barker, former President	-		400,000	400,000
Common	Y.Startsev, President ,C.E.O.	1,500,000	(1,500,000)	1,300,000	1,300,000
Common	N.Kuzmin, C.F.O.	1,250,000	(1,250,000)	1,050,000	1,050,000
	Total Number of Shares:	2,750,000	(2,750,000)	2,750,000	2,750,000

In September 2018 the Company issued 100,000 restricted shares of common stock at a price of $0.02 per share for consulting services related to business development provided by a third party.

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

This Offering was closed on August 21, 2018. The Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2018 and 2017.

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

Results of operations for the years ended September 30, 2018 and 2017.

Revenue

We generate revenue from sales of our marketing and web development services directly to small and medium-sized business. We acquire customers through direct telemarketing, referrals and our primary website that provides a description of our company and our service offerings (www.groupkinetic.com).

Our gross revenue from consulting services related to website development, SEO consulting and online marketing for the years ended September 30, 2018 and 2017 was $55,950 and $29,750 respectively. Our cost of revenues for the year ended September 30, 2018 was $10,450 (September 30, 2017: $7,486) resulting in a gross profit of $45,500 (September 30, 2017: $22,264).

Costs and Expenses

The major components of our expenses for the years ended September 30, 2018 and 2017 are outlined in the table below:

	For the Year Ended September 30, 2018	For the Year Ended September 30, 2017	Increase (Decrease)

Compensation - officers	$ 30,652	$ 4,650	$ 26,002
Professional fees	17,450	13,950	3,500
Salaries	22,558	-	22,558
General and administrative	64,915	31,012	33,903
	$ 135,575	$ 49,612	$ 85,963

The increase in our operating costs for the year ended September 30, 2018, compared to our fiscal 2017, was due to an increase in our corporate activities, an increase in expenses related to implementation of our business plan, an increase in officers’ compensation, an increase in salaries paid to employees during the year and an increase in professional fees. As of September 30, 2018 we had four employees including our officers and directors.

General and administrative expenses of $64,915 incurred during the year ended September 30, 2018 consisted of filing fees of $4,130 (September 30, 2017: $5,530), accounting fees of $8,000 (September 30, 2017: $6,550), depreciation expense of $4,011 (September 30, 2017: $2,349), office expenses of $1,554 (September 30, 2017: $2,264), office rent of $1,940 (September 30, 2017: $1,258), travel expenses of $12,172 (September 30, 2017: $6,337), transfer agent fees of $1,628 (September 30, 2017: $1,884), consulting fees of $30,000 (September 30, 2017: $4,000), subsidiary incorporation costs $277 (September 30, 2017: $0), foreign exchange $367 (September 30, 2017: $0) and bank charges of $836 (September 30, 2017: $840). Professional fees consisted of audit and audit related fees of $13,900 (September 30, 2017: $12,250) and legal expenses of $3,550 (September 30, 2017: $1,700).

Consulting services provided by the Company’s officers for the years ended September 30, 2018 and 2017 were as follows:

	For the Year Ended September 30, 2018		For the Year Ended September 30, 2017

President, Chief Executive Officer	$6,000		$6,000
Former President	26,452		-
Chief Financial Officer, Secretary and Treasurer	6,000		6,000
	$38,452	*	$12,000	*

 * - During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses. During the year ended September 30, 2017, $7,350 of these related parties consulting services was recognized in cost of revenues and $4,650 in officers’ compensation within operating expenses.

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

As of September 28, 2018 the Company owed to the Company’s former President, Mr. Timothy Barker, Twenty Six Thousand Four Hundred Fifty One Dollar and 61 Cents ($26,451.61) (the “Debt”) for management consulting fees incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its President. The Company’s former President agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective September 28, 2018.

These Debt settlements improved the Company’s financial position and increased its working capital. The Company’s current and former officers released and forever discharged the Company, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Company they ever had or now have in connection to the Debt.

Accounts Payable – Related Parties

As of September 30, 2018 and 2017 the Company owed its directors and officers $6,025 and $25,000 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity

Our internal liquidity is provided by our operations. During the years ended September 30, 2017 and 2016 the Company reported net loss from operations of $90,075 and $27,348, respectively.

To date we have financed our operations by cash generated from sales of our services and shares of our common stock. We were able to sustain our operations by increasing the number of our clients and providing additional services to our existing clients.

Since inception, we have sold 2,750,000 shares of common stock at $0.001 per share to our officers and directors for total proceeds of $2,750.

During the year ended September 30, 2017, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. In April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement.

On April 9, 2018 the Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering 10,000,000 Shares under the Offering at a price of $0.02 per Share for an aggregate Offering price of US $200,000. This Offering was closed on August 21, 2018. The Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

In September 2018 the Company issued 100,000 restricted shares of common stock at a price of $0.02 per share for consulting services related to business development provided by a third party.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended September 30, 2018	For the Year Ended September 30, 2017

Net cash provided (used) by operating activities	$(31,296)	$(12,616)
Net cash used in investing activities	-	(7,639)
Net cash provided by financing activities	8,350	35,525
Net increase (decrease) in cash	$(22,946)	$15,270

We have generated revenues of $55,950 and $29,750 during the years ended September 30, 2018 and 2017, respectively. In addition to cash received from SEO consulting and web development services, we received proceeds of $8,350 and $35,525 from sale of our common stock during the years ended September 30, 2018 and 2017. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash used by operating activities as of September 30, 2018 of $31,296 (September 30, 2017: $12,616) is a net result of cash generated from sales of our marketing and web development services, and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant, in addition to the offering proceeds and sale of unregistered stock, source of funding for our operations during the years ended September 30, 2018 and 2017. The major uses of our operating cash include acquisition of computer equipment and software, funding general operating expenses (professional fees, consulting, travel, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the year ended September 30, 2018, include a decrease in accounts receivable of $1,500, an increase in prepaid expenses of $100, an increase in the officers’ accrued compensation of $38,477, in accounts payable and accrued liabilities of $14,374 and in payroll taxes payable of $516. All accounts receivable were collected during the year resulting in the decrease in accounts receivable as of September 30, 2018. The increase in prepaid expenses was due to the payment of the filing fees retainer. The increase in accounts payable is a net result of operating expenses incurred during the year and payments made by the company to its vendors during the same period. The increase in the officers’ accrued compensation is due to the consulting fees incurred by the Company during the year ended September 30, 2018 that remained unpaid as at the end of this year.

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

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended September 30, 2018.

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

As of March 28, 2018 the Company also received a subscription agreement and subscription funds from Timothy Barker, former President of the Company, representing 400,000 shares of Common Stock for $400 which shall bear an appropriate restricted legend under the Securities Act of 1933 as amended.

The above transactions were undertaken to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company.  The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

 Regulation D Offering

On April 9, 2018 the Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering 10,000,000 Shares under the Offering at a price of $0.02 per Share for an aggregate Offering price of US $200,000.  The Securities are being offered by the Company through its officers and directors on a "best efforts" basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended ("1933 Act"). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State securities laws or an exemption from such laws is available.  This Offering was closed on August 21, 2018. The Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

During the year ended September 30, 2017, the Company’s Registration Statement on the Form S-1 filed with the Securities and Exchange Commission was declared effective. In April 2017, the Company completed the sale of 2,030,000 shares of common stock at $0.0175 per share for total proceeds of $35,525 pursuant to this Registration Statement.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2018 and 2017, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Kinetic Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kinetic Group Inc. as of September 30, 2018 and 2017 and the related statements of operations, changes in stockholder’s deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

November 14, 2018

KINETIC GROUP INC. CONSOLIDATED BALANCE SHEETS
	September 30, 2018	September 30, 2017
ASSETS
Current Assets:
Cash	$ 5,748	$ 28,695
Accounts receivable	-	1,500
Prepaid expenses	275	175
Total current assets	6,023	30,370
Property and equipment, net	1,609	3,541
Software, net	-	2,079
Total Assets	$ 7,632	$ 35,990

LIABILITIES AND STOCKHOLDER'S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 21,876	$ 7,502
Accounts payable - related parties	6,025	25,000
Payroll taxes payable	516	-
Total current liabilities	28,417	32,502
Total Liabilities	28,417	32,502

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 5,060,000 and 4,780,000 shares issued and outstanding as of September 30, 2018 and 2017, respectively	5,060	4,780
Additional paid-in capital, includes $57,452 of forgiven debt by related parties as of September 30, 2018 and $0 as of September 30, 2017	99,017	33,495
Accumulated deficit	(124,862)	(34,787)
Total stockholders' equity (deficit)	(20,785)	3,488
Total Liabilities and Stockholder's Equity (Deficit)	$ 7,632	$ 35,990

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30, 2018	Year Ended September 30, 2017

Revenue	$ 55,950	$ 29,750
Cost of revenue	10,450	7,486
Gross profit	45,500	22,264

Operating Expenses:
Compensation – officers	30,652	4,650
Professional fees	17,450	13,950
Salaries	22,558	-
General and administrative	64,915	31,012
Total operating expenses	135,575	49,612
Income (Loss) from Operations	(90,075)	(27,348)
Income tax provision	-	-
Net Income (Loss)	$ (90,075)	$ (27,348)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$ 0.02	$ 0.01

Outstanding - Basic and Diluted	4,864,986	3,659,918

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’EQUITY (DEFICIT)
Description	Common stock		Additional	Accumulated Deficit	Total
	Shares	Amount	Paid-in Capital

Balance – September 30, 2014	-	$ -	$ -	$ (225)	$ (225)

Common stock issued for cash at $0.001 per share	2,750,000	2,750	-	-	2,750
Net income (loss)	-	-	-	(3,714)	(3,714)
Balance – September 30, 2015	2,750,000	2,750	-	(3,939)	(1,189)

Net income (loss)	-	-	-	(3,500)	(3,500)
Balance – September 30, 2016	2,750,000	2,750	-	(7,439)	(4,689)

Common stock issued for cash at $0.0175 per share	2,030,000	2,030	33,495	-	35,525
Net income (loss)	-	-	-	(27,348)	(27,348)
Balance – September 30, 2017	4,780,000	4,780	33,495	(34,787)	3,488

Common stock cancellation	(2,750,000)	(2,750)	2,750	-	-
Common stock issued for cash at $0.001 per share	2,750,000	2,750	-	-	2,750
Common stock issued for cash at $0.02 per share	180,000	180	3,420	-	3,600
Common stock issued for services at $0.02 per share	100,000	100	1,900	-	2,000
Debt forgiveness – related party	-	-	57,452	-	57,452
Net income (loss)	-	-	-	(90,075)	(90,075)
Balance – September 30, 2018	5,060,000	$ 5,060	$ 99,017	$ (124,862)	$ (20,785)

The accompanying notes are an integral part of these financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30, 2018	Year Ended September 30, 2017
Operating Activities:
Net loss	$ (90,075)	$ (27,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,012	2,349
Shares issued for services	2,000	-
Changes in Operating Assets and Liabilities-
Accounts receivable	1,500	(1,500)
Prepaid expenses	(100)	(175)
Accounts payable and accrued liabilities	14,374	2,058
Accounts payable - related party	38,477	12,000
Payroll taxes payable	516	-
Net Cash Provided (Used) by Operating Activities	(29,296)	(12,616)

Investing Activities:
Acquisition of property and equipment	-	(5,144)
Acquisition of software	-	(2,495)
Net Cash Used in Investing Activities	-	(7,639)

Financing Activities:
Proceeds from issuance of common stock	6,350	35,525
Net Cash Provided by Financing Activities	6,350	35,525

Net Change in Cash	(22,946)	15,270
Cash - Beginning of Period	28,695	13,425
Cash - End of Period	$ 5,748	$ 28,695

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

Non Cash Financing and Investing Activities:
Accrued compensation-officers-forgiven and contributed to capital	$ 57,452	$ -
Restricted common stock canceled and proceeds contributed to capital	$ 2,750	$ -
Common stock issued for services	$ 2,000	$ -

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE SEPTEMBER 30, 2018 AND 2017 CONSOLIDATED FINANCIAL STATEMENTS

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

Our principal executive offices are located at 12001 Research Parkway, Suite 236, Orlando Florida 32826. Our primary website address is www.groupkinetic.com

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2018 and 2017. KDI is included as of September 30, 2018 and for the period from March 23, 2018 (date of formation) through September 30, 2018.  All intercompany balances and transactions have been eliminated.

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

A right of return exists for customers' retainers that were received prior to commencement of services. If a customer cancels a service contract subsequent to the commencement date, the customer is entitled to a refund, except for services already provided.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2018 and 2017.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the years ended September 30, 2018 and 2017.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at September 30, 2018, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Prepaid Expenses

As of September 30, 2018 the Company had $275 (September 30, 2017: $175) in prepaid filing fees and prepaid security deposit for office rent, respectively.

Note 5 – Property and Equipment

Property and equipment at September 30, 2018 and 2017 consisted of the following:

	Estimated Useful Lives (Years)	September 30, 2018	September 30, 2017

Computer equipment	5	$ 5,832	$ 5,832
Less accumulated depreciation		(4,223)	(2,291)
Computer equipment, net		1,609	3,541
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(416)
Software, net		-	2,079
Total property and equipment, net		$ 1,609	$ 5,620

Depreciation expense

Depreciation expense for the year ended September 30, 2018 and 2017 was $4,012 and $2,349, respectively.

Note 6 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the Company’s officers for the years ended September 30, 2018 and 2017 were as follows:

	For the Year Ended September 30, 2018		For the Year Ended September 30, 2017

President, Chief Executive Officer	$6,000		$6,000
Former President	26,452		-
Chief Financial Officer, Secretary and Treasurer	6,000		6,000
	$38,452	*	$12,000	*

 * - During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses. During the year ended September 30, 2017, $7,350 of these related parties consulting services was recognized in cost of revenues and $4,650 in officers’ compensation within operating expenses.

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

As of September 28, 2018 the Company owed to the Company’s former President, Mr. Timothy Barker, Twenty Six Thousand Four Hundred Fifty One Dollar and 61 Cents ($26,451.61) (the “Debt”) for management consulting fees incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its President. The Company’s former President agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective September 28, 2018.

These Debt settlements improved the Company’s financial position and increased its working capital. The Company’s current and former officers released and forever discharged the Company, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Company they ever had or now have in connection to the Debt.

Accounts Payable – Related Parties

As of September 30, 2018 and 2017 the Company owed its directors and officers $6,025 and $25,000 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Note 7 – Stockholders’ Equity (Deficit)

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

As of March 28, 2018 the Company also received a subscription agreement and subscription funds from Timothy Barker, former President of the Company, representing 400,000 shares of Common Stock for $400 which shall bear an appropriate restricted legend under the Securities Act of 1933 as amended.

The above transactions were undertaken to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company.  The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

The following table represents a summary of the restricted stock cancellation and issuance during the year ended September 30, 2018:

	Name and Title of	Balance	Number of Shares		Balance
Title of Class	Beneficial Owner	September 30, 2017	Canceled	Issued	September 30, 2018
Common	T.Barker, former President	-		400,000	400,000
Common	Y.Startsev, President ,C.E.O.	1,500,000	(1,500,000)	1,300,000	1,300,000
Common	N.Kuzmin, C.F.O.	1,250,000	(1,250,000)	1,050,000	1,050,000
	Total Number of Shares:	2,750,000	(2,750,000)	2,750,000	2,750,000

In September 2018 the Company issued 100,000 restricted shares of common stock at a price of $0.02 per share for consulting services related to business development provided by a third party.

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

This Offering was closed on August 21, 2018. The Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

Note 8 – Income Tax

Deferred Tax Assets

At September 30, 2018 and 2017, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $124,862 and $34,787, respectively, that may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $18,730, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	September 30, 2018	September 30, 2017
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$18,730	$5,218
Less valuation allowance	(18,730)	(5,218)
Deferred tax assets, net of valuation allowance	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $13,512 during the year ended September 30, 2018 and $4,102 during the year ended September 30, 2017.

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended September 30, 2018	For the Year Ended September 30, 2017

Federal statutory income tax rate	15.0%	15.0%
Change in valuation allowance on net operating loss carry-forwards	(15.0)%	(15.0)%
Effective income tax rate	0.00%	0.00%

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at September 30, 2018 and 2017.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2018 and 2017, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at September 30, 2018 and 2017 relating to unrecognized tax benefits.

The tax years 2017-2018 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 9 – Concentrations

Customers:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the years ended September 30, 2018 and 2017.

	For the Year Ended September 30, 2018	For the Year Ended September 30, 2017

Company A	62.56%	-%
Company B	23.68%	-%
Company C	-%	12.61%
Company D	-%	11.76%
Company E	-%	18.50%
Company F	-%	10.92%
Company G	-%	11.76%
Company H	-%	11.76%
Company I	-%	10.08%
Other Companies (less than 10% each)	13.76%	12.61%
	100.00%	100.00%

Note 10 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30, 2018 to November 14, 2018, the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND    FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2018 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Item 11:  EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2018 and 2017 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-	Non-quali-
						Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)
Yaroslav Startsev, President, C.E.O.	2018	0	0	0	0	0	0	6,000	6,000
	2017	0	0	0	0	0	0	6,000	6,000

Nikolai Kuzmin, C.F.O., Treasurer, Secretary	2018	0	0	0	0	0	0	6,000	6,000
	2017	0	0	0	0	0	0	6,000	6,000

Timothy Barker, former President	2018	0	0	0	0	0	0	26,452	26,452
	2017	0	0	0	0	0	0	0	0

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Historically, the compensation for our current and former officers consisted of the payments made pursuant to the consulting agreements executed and previously filed with the Commission and incorporated herein by reference. For the years ended September 30, 2018 and 2017, the annual compensation was $6,000 to each Yaroslav Startsev and Nikolai Kuzmin. We have not provided our named executive officers with perquisites or other personal benefits.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2018 and 2017.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended September 30, 2018 and 2017.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of September 30, 2018.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Yaroslav Startsev, Chief Executive Officer, President	—	—	—	—	—	—	—	—	—
Nikolai Kuzmin, Chief Financial Officer, Treasurer, Secretary	—	—	—	—	—	—	—	—	—
Timothy Barker, former President	—	—	—	—	—	—	—	—	—

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2018: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2018 there were 5,060,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Yaroslav Startsev, CEO, President and Director	1,300,000	25.692

Common	Nikolai Kuzmin, CFO, Treasurer, Secretary and Director	1,050,000	20.751

Common	Timothy Barker, former President	400,000	7.905

Common	All executive officers and directors as a group (3 persons)	2,750,000	54.348

(1)     Applicable percentage of ownership is based on 5,060,000 shares of common stock outstanding on September 30, 2018.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2018, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

As of September 30, 2018 there were 2,750,000 shares of common stock outstanding owned by our current and former officers and directors.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the Company’s officers for the years ended September 30, 2018 and 2017 were as follows:

	For the Year Ended September 30, 2018		For the Year Ended September 30, 2017

President, Chief Executive Officer	$6,000		$6,000
Former President	26,452		-
Chief Financial Officer, Secretary and Treasurer	6,000		6,000
	$38,452	*	$12,000	*

 * - During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses. During the year ended September 30, 2017, $7,350 of these related parties consulting services was recognized in cost of revenues and $4,650 in officers’ compensation within operating expenses.

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

As of September 28, 2018 the Company owed to the Company’s former President, Mr. Timothy Barker, Twenty Six Thousand Four Hundred Fifty One Dollar and 61 Cents ($26,451.61) (the “Debt”) for management consulting fees incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its President. The Company’s former President agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective September 28, 2018.

These Debt settlements improved the Company’s financial position and increased its working capital. The Company’s current and former officers released and forever discharged the Company, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Company they ever had or now have in connection to the Debt.

Accounts Payable – Related Parties

As of September 30, 2018 and 2017 the Company owed its directors and officers $6,025 and $25,000 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2018 and 2017, we engaged Michael Gillespie & Associates, PLLC, as our independent auditor.  For the years ended September 30, 2018, and 2017, we incurred fees as discussed below:

	Year ended	Year ended
	September 30, 2018	September 30, 2017

Audit fees	$13,250	$10,700
Audit – related fees	Nil	0
Tax fees	650	1,550
All other fees	0	0

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

Date: November 15, 2018

KINETIC GROUP INC.

By:	/s/ Yaroslav Startsev
Yaroslav Startsev
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Yaroslav Startsev	President, C.E.O. and Director	November 15, 2018
Yaroslav Startsev
/s/ Nikolai Kuzmin	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	November 15, 2018
Nikolai Kuzmin