Form 10-Q
period 2018-12-31
KINETIC GROUP INC.
filed 2019-02-06
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 6, 2019
Common Stock, $0.001 par value	5,060,000

KINETIC GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KINETIC GROUP INC.

For the Three Months Ended December 31, 2018 and 2017

(Unaudited)

KINETIC GROUP INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	December 31, 2018	September 30, 2018
ASSETS
Current Assets:
Cash	$ 281	$ 5,748
Prepaid expenses	-	275
Total current assets	281	6,023
Property and equipment, net	1,126	1,609
Total Assets	$ 1,407	$ 7,632

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 23,244	$ 21,876
Accounts payable - related parties	9,025	6,025
Payroll taxes payable	-	516
Total current liabilities	32,269	28,417
Total Liabilities	32,269	28,417

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 5,060,000 shares issued and outstanding as of December 31, 2018 and September 30,2018, respectively	5,060	5,060
Additional paid-in capital includes $57,452 of forgiven debt by related parties as of December 31, 2018 and September 30, 2018
Additional paid-in capital	99,017	99,017
Accumulated deficit	(134,939)	(124,862)
Total stockholders' equity (deficit)	(30,862)	(20,785)
Total Liabilities and Stockholder's Equity (Deficit)	$ 1,407	$ 7,632

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017

Revenue	$ 5,475	$ 6,200
Cost of revenue	1,950	1,950
Gross profit	3,525	4,250

Operating Expenses:
Compensation – officers	1,050	1,050
Professional fees	7,350	4,650
General and administrative	5,202	6,446
Total operating expenses	13,602	12,146
Income (Loss) from Operations	(10,077)	(7,896)
Income tax provision	-	-
Net Income (Loss)	$ (10,077)	$ (7,896)

Net Income Per Common Share:
Net income per common share - Basic and Diluted	$ 0.00	$ 0.00

Outstanding - Basic and Diluted	5,060,000	4,780,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Operating Activities:
Net Income (Loss)	$ (10,077)	$ (7,896)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	483	1,106
Changes in Operating Assets and Liabilities-
Accounts receivable	-	(1,645)
Prepaid expenses	275	(8,000)
Accounts payable and accrued liabilities	1,368	(5,165)
Accounts payable - related party	3,000	3,000
Payroll taxes payable	(516)	-
Net Cash Provided (Used) by Operating Activities	(5,467)	(18,600)

Investing Activities:
Acquisition of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	-	-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash	(5,467)	(18,600)
Cash - Beginning of Period	5,748	28,695
Cash - End of Period	$ 281	$ 10,095

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE DECEMBER 31, 2018 AND 2017 CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2018 and notes thereto contained in the information as part of the Company’s Annual Report on the Form 10-K filed with Securities and Exchange Commission on November 15, 2018.

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2018 and 2017. KDI is included as of December 31, 2018 and September 30, 2018 and for the period from March 23, 2018 (date of formation) through September 30, 2018.  All intercompany balances and transactions have been eliminated.

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

A right of return exists for customers’ retainers that was received prior to commencement of services. If a customer cancels a service contract subsequent to the commencement date, the customer is entitled to a refund, except for services already provided.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2018 and 2017.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended December 31, 2018 and 2017.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at December 31, 2018, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2018 and September 30, 2018 consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2018	September 30, 2018

Computer equipment	5	$ 5,832	$ 5,832
Less accumulated depreciation		(4,706)	(4,223)
Computer equipment, net		1,126	1,609
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$ 1,126	$ 1,609

Depreciation expense

Depreciation expense for the three-months ended December 31, 2018 and the year ended September 30, 2018 was $483 and $4,012, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the three months ended December 31, 2018 and the year ended September 30, 2018 were as follows:

	For the Three Months Ended December 31, 2018		For the Year Ended September 30, 2018
President, Chief Executive Officer	$1,500		$6,000
Former President	-		26,452
Chief Financial Officer, Secretary and Treasurer	1,500		6,000
	$3,000	*	$38,452	*

 * - During the three-month period ended December 31, 2018, $1,950 of these related parties consulting services was recognized in cost of revenues and $1,050 in officers’ compensation within operating expenses. During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses.

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

Accounts Payable – Related Parties

As of December 31, 2018 and September 30, 2018 the Company owed its directors and officers $9,025 and $6,025 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

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

The following table represents a summary of the restricted stock cancellation and issuance during the year ended September 30, 2018:

		Balance	Number of Shares		Balance
Title of Class	Name and Title of Beneficial Owner	September 30, 2017	Canceled	Issued	September 30, 2018
Common	T.Barker, former President	-	-	400,000	400,000
Common	Y.Startsev, President ,C.E.O.	1,500,000	(1,500,000)	1,300,000	1,300,000
Common	N.Kuzmin, C.F.O.	1,250,000	(1,250,000)	1,050,000	1,050,000
	Total Number of Shares:	2,750,000	(2,750,000)	2,750,000	2,750,000

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

Note 7 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to December 31, 2018 to February 6, 2019, the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

On March 23, 2018, the Company formed a wholly owned subsidiary, Kinetic Development Inc., an Ontario, Canada Corporation (“KDI”).  The subsidiary was incorporated to facilitate payroll transactions for the employees. The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2018 and 2017. KDI is included as of December 31, 2018 and September 30, 2018 and for the period from March 23, 2018 (date of formation) through September 30, 2018.  All intercompany balances and transactions have been eliminated.

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

Results of operations for the three-month periods ended December 31, 2018 and 2017.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended December 31, 2018 and 2017 was $5,475 and $6,200 respectively. Our cost of revenues for the three-month period ended December 31, 2018 was $1,950 (December 31, 2017: $1,950) resulting in a gross profit of $3,525 (December 31, 2017: $4,250).

Costs and Expenses

The major components of our expenses for the three- month periods ended December 31, 2018 and 2017 are outlined in the table below:

	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017	Increase (Decrease)

Compensation - officers	$ 1,050	$ 1,050	$ -
Professional fees	7,350	4,650	2,700
General and administrative	5,202	6,446	(1,244)
	$ 13,602	$ 12,146	$ 1,456

The increase in our operating costs for the three months ended December 31, 2018, compared to the same period in our fiscal 2017, was mainly due to an increase in professional fees related to the audit of our annual financial statements and the filing of our Annual Report on the Form 10-K with the Securities and Exchange Commission.

General and administrative expenses of $5,202 incurred during the three months ended December 31, 2018 consisted of filing fees of $865 (December 31, 2017: $1,120), accounting fees of $2,500 (December 31, 2017: $2,500), depreciation expense of $483 (December 31, 2017: $1,106), office expenses of $86 (December 31, 2017: $206), office rent of $471 (December 31, 2017: $375), travel expenses of $0  (December 31, 2017: $737), transfer agent fees of $342 (December 31, 2017: $297), foreign exchange $152 (December 31, 2017: $0),  and bank charges of $303 (December 31, 2017: $105). The decrease in general and administrative expenses was primarily due to the decrease in filing fees of $255, depreciation expense of $623 and travel expenses of $737. These decreases were offset by the increase in the office rent of $96, the increase in transfer agent fees of $45 and foreign exchange of $152.

During the three-month periods ended December 31, 2018 and 2017 the Company incurred $3,000 in total in management consulting services with the Company’s chief executive officer and the chief financial officer. A portion of consulting services for the three-month period ended December 31, 2018  directly related to sales provided by the chief executive officer and chief financial officer of the Company of $1,950 (December 31, 2017: $1,500) was recognized in cost of revenues and $1,050 (December 31, 2017: $1,050) in officer’s compensation within operating expenses.

Accounts Payable – Related Parties

As of December 31, 2018 and September 30, 2018 the Company owed its directors and officers $9,025 and $6,025 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity and Capital Resources

	As of	As of
	December 31,	September 30,
	2018	2018

Total current assets	$281	$5,748
Total current liabilities	(32,269)	(28,417)
Working capital (deficiency)	$(31,988)	$(22,669)

Liquidity

Our internal liquidity is provided by our operations. During the three-month periods ended December 31, 2018 and 2017 the Company reported net loss from operations of $10,077 and $7,896, respectively. To date we have financed our operations by cash generated from sales of our services and shares of our common stock. We were able to sustain our operations by increasing the number of our clients.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017

Net cash provided (used) by operating activities	$(5,467)	$(18,600)
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net increase in cash	$(5,467)	$(18,600)

We have generated revenues of $5,475 and $6,200 during the three-month periods ended December 31, 2018 and 2017, respectively.

Cash Flows from Operating Activities

Our cash used by operating activities as of December 31, 2018 of $5,467 (December 31, 2017: $18,600) is a net result of cash generated from sales of our marketing, SEO consulting and web development services, and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant source of funding for our operations during the three-month period ended December 31, 2018. The major uses of our operating cash include funding general operating expenses (professional fees, regulatory filings, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the three-month period ended December 31, 2018, include an increase in accounts payable of $1,368 and in accounts payable due to related party of $3,000 and a decrease in prepaid expenses of $275 and payroll taxes payable of $516.

The increase in accounts payable is a net result of operating expenses incurred during the quarter and payments made by the company to its vendors during the same period. The increase in the amounts due to related parties is a net result of the accrued officers’ compensation during the three-month period ended December 31, 2018 that remained unpaid as at the end of this period. The decrease in payroll taxes payable is due to the payroll deductions collected by the Company’s at the end of our fiscal 2018 and remitted during the quarter ended December 31, 2018.

Cash flows resulting from changes in assets and liabilities for the three-month period ended December 31, 2017, include an increase in accounts receivable of $1,645, an increase in prepaid expenses of $8,000, an increase in the officers’ accrued compensation of $3,000 and a decrease in accounts payable and accrued liabilities of $5,156. The increase in accounts receivable was due to the unpaid fees for web development and SEO consulting outstanding as of December 31, 2017. The increase in prepaid expenses was due to a retainer for professional services paid by the company during the period. The decrease in accounts payable is a net result of operating expenses incurred during the quarter and payments made by the company to its vendors during the same period. The increase in the officers’ accrued compensation was due to the consulting fees incurred by the Company during the three-month period ended December 31, 2017 that remained unpaid as at the end of this period.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the three-month periods ended December 31, 2018 and 2017.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the three-month periods ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2018, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended December 31, 2018 and 2017, and currently we are not involved in any pending litigation or legal proceeding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended December 31, 2018 and 2017.

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

Date: February 6, 2019

KINETIC GROUP INC.

By:	/s/ Yaroslav Startsev
Yaroslav Startsev
Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Yaroslav Startsev	President, C.E.O. and Director	February 6, 2019
Yaroslav Startsev
/s/ Nikolai Kuzmin	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	February 6, 2019
Nikolai Kuzmin