Form 10-Q
period 2019-03-31
KINETIC GROUP INC.
filed 2019-05-14
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2019
Common Stock, $0.001 par value	5,060,000

KINETIC GROUP INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KINETIC GROUP INC.

For the Three and Six Months Ended March 31, 2019 and 2018

(Unaudited)

KINETIC GROUP INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2019	September 30, 2018
ASSETS
Current Assets:
Cash	$ 28	$ 5,748
Prepaid expenses	-	275
Total current assets	28	6,023
Property and equipment, net	643	1,609
Total Assets	$ 671	$ 7,632

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 26,266	$ 21,876
Accounts payable - related parties	12,025	6,025
Payroll taxes payable	-	516
Total current liabilities	38,291	28,417
Total Liabilities	38,291	28,417

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 5,060,000 shares issued and outstanding as of March 31, 2019 and September 30,2018, respectively	5,060	5,060
Additional paid-in capital includes $57,452 of forgiven debt by related parties as of March 31, 2019 and September 30, 2018
Additional paid-in capital	99,017	99,017
Accumulated deficit	(141,697)	(124,862)
Total stockholders' equity (deficit)	(37,620)	(20,785)
Total Liabilities and Stockholder's Equity (Deficit)	$ 671	$ 7,632

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018

Revenue	$ 3,375	$ 19,750	$ 8,850	$ 25,950
Cost of revenue	1,500	3,750	3,450	5,700
Gross profit	1,875	16,000	5,400	20,250

Operating Expenses:
Compensation – officers	1,500	3,502	2,550	4,552
Professional fees	3,500	3,000	10,850	7,650
Salaries	-	3,247	-	3,247
General and administrative	3,633	17,787	8,835	24,233
Total operating expenses	8,633	27,536	22,235	39,682
Income (Loss) from Operations	(6,758)	(11,536)	(16,835)	(19,432)
Income tax provision	-	-	-	-
Net Income (Loss)	$ (6,758)	$ (11,536)	$ (16,835)	$ (19,432)

Net Income Per Common Share:
Net income per common share - Basic and Diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Outstanding - Basic and Diluted	5,060,000	4,780,000	5,060,000	4,780,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’EQUITY (DEFICIT) For the Three Months Ended March 31, 2019 and 2018 (Unaudited)
Description	Common stock		Additional	Accumulated Deficit	Total
	Shares	Amount	Paid-in Capital

Balances at December 31, 2017	4,780,000	$ 4,780	$ 33,495	$ (42,683)	$ (4,408)

Common stock cancellation	(2,750,000)	(2,750)	2,750	-	-
Common stock issued for cash at $0.001 per share	2,750,000	2,750	-	-	2,750
Debt forgiveness – related party	-	-	31,000	-	31,000
Net income (loss)	-	-	-	(11,536)	(11,536)
Balances at March 31, 2018	4,780,000	$ 4,780	$ 67,245	$ (54,219)	$ 17,806

Balances at December 31, 2018	5,060,000	$ 5,060	$ 99,017	$ (134,939)	$ (30,862)

Net income (loss)	-	-	-	(6,758)	(6,758)
Balances at March 31, 2019	5,060,000	$ 5,060	$ 99,017	$ (141,697)	$ (37,620)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’EQUITY (DEFICIT) For the Six Months Ended March 31, 2019 and 2018 (Unaudited)
Description	Common stock		Additional	Accumulated Deficit	Total
	Shares	Amount	Paid-in Capital

Balances at September 30, 2017	4,780,000	$ 4,780	$ 33,495	$ (34,787)	$ 3,488

Common stock cancellation	(2,750,000)	(2,750)	2,750	-	-
Common stock issued for cash at $0.001 per share	2,750,000	2,750	-	-	2,750
Debt forgiveness – related party	-	-	31,000	-	31,000
Net income (loss)	-	-	-	(19,432)	(19,432)
Balances at March 31, 2018	4,780,000	$ 4,780	$ 67,245	$ (54,219)	$ 17,806

Balances at September 30, 2018	5,060,000	$ 5,060	$ 99,017	$ (124,862)	$ (20,785)

Net income (loss)	-	-	-	(16,835)	(16,835)
Balances at March 31, 2019	5,060,000	$ 5,060	$ 99,017	$ (141,697)	$ (37,620)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Operating Activities:
Net Income (Loss)	$ (16,835)	$ (19,432)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	966	2,214
Changes in Operating Assets and Liabilities-
Accounts receivable	-	(7,350)
Prepaid expenses	275	-
Accounts payable and accrued liabilities	4,390	1,829
Accounts payable - related party	6,000	8,477
Payroll taxes payable	(516)	517
Clients’ deposits	-	20,000
Net Cash Provided (Used) by Operating Activities	(5,720)	6,255

Investing Activities:
Acquisition of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	-	2,750
Net Cash Provided by Financing Activities	-	2,750
Net Change in Cash	(5,720)	9,005
Cash - Beginning of Period	5,748	28,695
Cash - End of Period	$ 28	$ 37,700

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

Non Cash Financing and Investing Activities:
Accrued compensation-officers-forgiven and contributed to capital	$ -	$ 31,000
Restricted common stock canceled and proceeds contributed to capital	$ -	$ 2,750

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE MARCH 31, 2019 AND 2018 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2019 and 2018 and as of September 30, 2018. KDI is included as of March 31, 2019 and 2018, and for the period from March 23, 2018 (date of formation) through September 30, 2018.  All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2019 and 2018.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended March 31, 2019 and 2018.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at March 31, 2019, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at March 31, 2019 and September 30, 2018 consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2019	September 30, 2018

Computer equipment	5	$ 5,832	$ 5,832
Less accumulated depreciation		(5,189)	(4,223)
Computer equipment, net		643	1,609
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$ 643	$ 1,609

Depreciation expense

Depreciation expense for the six-months ended March 31, 2019 and the year ended September 30, 2018 was $966 and $4,012, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the six months ended March 31, 2019 and the year ended September 30, 2018 were as follows:

	For the Six Months Ended March 31, 2019		For the Year Ended September 30, 2018
President, Chief Executive Officer	$3,000		$6,000
Former President	-		26,452
Chief Financial Officer, Secretary and Treasurer	3,000		6,000
	$6,000	*	$38,452	*

 * - During the six-month period ended March 31, 2019, $3,450 of these related parties consulting services was recognized in cost of revenues and $2,550 in officers’ compensation within operating expenses. During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses.

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

Accounts Payable – Related Parties

As of March 31, 2019 and September 30, 2018 the Company owed its directors and officers $12,025 and $6,025 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

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

Note 7 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to March 31, 2019 to May 11, 2019, the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

On March 23, 2018, the Company formed a wholly owned subsidiary, Kinetic Development Inc., an Ontario, Canada Corporation (“KDI”).  The subsidiary was incorporated to facilitate payroll transactions for the employees. The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2018 and 2017. KDI is included as of March 31, 2019 and 2018 and for the period from March 23, 2018 (date of formation) through September 30, 2018.  All intercompany balances and transactions have been eliminated.

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

Results of operations for the three-month periods ended March 31, 2019 and 2018.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended March 31, 2019 and 2018 was $3,375 and $19,750 respectively. Our cost of revenues for the three-month period ended March 31, 2019 was $1,500 (March 31, 2018: $3,750) resulting in a gross profit of $1,875 (March 31, 2018: $16,000).

Costs and Expenses

The major components of our expenses for the three-month periods ended March 31, 2019 and 2018 are outlined in the table below:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018	Increase (Decrease)

Compensation - officers	$ 1,500	$ 3,502	$ (2,002)
Professional fees	3,500	3,000	500
Salaries	-	3,247	(3,247)
General and administrative	3,633	17,787	(14,154)
	$ 8,633	$ 27,536	$ (18,903)

The decrease in our operating costs for the three months ended March 31, 2019, compared to the same period in our fiscal 2018, was mainly due to a decrease in officers’ compensation, salaries and general and administrative expenses. The increase in professional fees was related to the increase in the audit and review fees of our financial statements.

General and administrative expenses of $3,633 ( March 31, 2018: $17,787) incurred during the three months ended March 31, 2019 consisted of filing fees of $535 (March 31, 2018: $1,090), accounting fees of $2,000 (March 31, 2018: $1,500), depreciation expense of $483 (March 31, 2018: $1,107), office expenses of $0 (March 31, 2018: $282), office rent of $0 (March 31, 2018: $375), travel expenses of $0  (March 31, 2018: $4,766), transfer agent fees of $297 (March 31, 2018: $297), consulting fees of $0 (March 31, 2018: $8,000), foreign exchange $108 (March 31, 2018: $(38)),  subsidiary incorporation costs $0 (March 31, 2018: $279) and bank charges of $210 (March 31, 2018: $129). The decrease in general and administrative expenses was primarily due to the decrease in filing fees of $555, depreciation expense of $624, office rent and expenses of $657, travel expenses of $4,766, consulting of $8,000 and one time subsidiary incorporation costs of $279. These decreases were offset by the increase in accounting fees of $500, the increase in bank charges of $81and foreign exchange of $146.

During the three-month periods ended March 31, 2019 and 2018 the Company incurred $3,000 in total in management consulting services with the Company’s chief executive officer and the chief financial officer. A portion of consulting services for the three-month period ended March 31, 2019  directly related to sales provided by the chief executive officer and chief financial officer of the Company of $1,500 (March 31, 2018: $1,950) was recognized in cost of revenues and $1,500 (March 31, 2018: $1,050) in officer’s compensation within operating expenses.

Results of operations for the six-month periods ended March 31, 2018 and 2017.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the six-month periods ended March 31, 2019 and 2018 was $8,850 and $25,950 respectively. Our cost of revenues for the six-month period ended March 31, 2019 was $3,450 (March 31, 2018: $5,700) resulting in a gross profit of $5,400 (March 31, 2018: $20,250).

Costs and Expenses

The major components of our expenses for the six- month periods ended March 31, 2019 and 2018 are outlined in the table below:

	For the Six Months Ended March 31, 2019	For the Six Months Ended March 31, 2018	Increase (Decrease)

Compensation - officers	$ 2,550	$ 4,552	$ (2,002)
Professional fees	10,850	7,650	3,200
Salaries	-	3,247	(3,247)
General and administrative	8,835	24,233	(15,398)
	$ 22,235	$ 39,682	$ (17,447)

The decrease in our operating costs for the six months ended March 31, 2019, compared to the same period in our fiscal 2018, was mostly due to the decrease in officers’ compensation, consulting fees, salaries and travel expenses.

General and administrative expenses of $8,835 (March 31, 2018: $24,233) incurred during the six months ended March 31, 2019 consisted of filing fees of $1,400 (March 31, 2018: $2,210), accounting fees of $4,500 (March 31, 2018: $4,000), depreciation expense of $966 (March 31, 2018: $2,214), office expenses of $86 (March 31, 2018: $488), office rent of $470 (March 31, 2018: $750), travel expenses of $0  (March 31, 2018: $5,502), transfer agent fees of $639 (March 31, 2018: $594), consulting of $0  (March 31, 2018: $8,000), subsidiary incorporation costs $0 (March 31, 2018: $279), foreign exchange $261 (March 31, 2018: $(38)),  and bank charges of $513 (March 31, 2018: $234).

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, and Chief Financial Officer, Secretary and Treasurer for the six months ended March 31, 2019 and the year ended September 30, 2018 were as follows:

	For the Six Months Ended March 31, 2019		For the Year Ended September 30, 2018

President, Chief Executive Officer	$3,000		$6,000
Former President	-		26,452
Chief Financial Officer, Secretary and Treasurer	3,000		6,000
	$6,000	*	$38,452	*

 * - During the six-month period ended March 31, 2019, $3,450 of these related parties consulting services was recognized in cost of revenues and $2,550 in officers’ compensation within operating expenses. During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses.

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

Accounts Payable – Related Parties

As of March 31, 2019 and September 30, 2018 the Company owed its directors and officers $12,025 and $6,025 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity and Capital Resources

	As of	As of
	March 31,	September 30,
	2019	2018

Total current assets	$28	$5,748
Total current liabilities	(38,291)	(28,417)
Working capital (deficiency)	$(38,263)	$(22,669)

Liquidity

Our internal liquidity is provided by our operations. During the six-month periods ended March 31, 2019 and 2018 the Company reported net loss from operations of $16,835 and $19,432, respectively. To date we have financed our operations by cash generated from sales of our services and shares of our common stock. We were able to sustain our operations by increasing the number of our clients.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended March 31, 2019	For the Six Months Ended March 31, 2018

Net cash provided (used) by operating activities	$(5,720)	$6,255
Cash used in investing activities	-	-
Cash provided by financing activities	-	2,750
Net change in cash	$(5,720)	$9,005

We have generated revenues of $8,850 and $25,950 during the six-month periods ended March 31, 2019 and 2018, respectively.

Cash Flows from Operating Activities

Our cash provided (used) by operating activities as of March 31, 2019 of $(5,720) (March 31, 2018: $6,255) is a net result of cash generated from sales of our marketing, SEO consulting and web development services, and changes in our current assets and liabilities. This portion of our cash flow represents the most significant source of funding for our operations during the six-month period ended March 31, 2019. The major uses of our operating cash include funding general operating expenses (professional fees, regulatory filings, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the six-month period ended March 31, 2019, include an increase in accounts payable of $4,390 and in accounts payable due to related party of $6,000 and a decrease in prepaid expenses of $275 and payroll taxes payable of $516.

The increase in accounts payable is a net result of operating expenses incurred during the six-month period and payments made by the company to its vendors during the same period. The increase in the amounts due to related parties is a net result of the accrued officers’ compensation during the six-month period ended March 31, 2019 that remained unpaid as at the end of this period. The decrease in payroll taxes payable is due to the payroll deductions collected by the Company’s at the end of our fiscal 2018 and remitted during the six months ended March 31, 2019. The Company utilized $275 in prepaid filing fees resulting in the decrease of prepaid expenses of $275 as of March 31, 2019.

During the six months ended March 31, 2019 the Company recorded $966 in computer equipment depreciation expense. During the same period last year the Company recorded $2,214 in depreciation expense related to computer equipment and software. The software was fully depreciated during our fiscal 2018 resulting in the decrease of depreciation expense during the six-months period ended March 31, 2019.

Cash flows resulting from changes in assets and liabilities for the six-month period ended March 31, 2018, include an increase in accounts receivable of $7,350, an increase in the officers’ accrued compensation of $8,477, and icrease in accounts payable and accrued liabilities of $1,829 and in payroll taxes payable of $517. In addition, we received a $20,000 retainer from a client during the six months ended March 31, 2018 for services provided subsequent to March 31, 2018.

The increase in accounts receivable was due to the unpaid fees for web development and SEO consulting outstanding as of March 31, 2018. The increase in accounts payable is a net result of operating expenses incurred during the quarter and payments made by the company to its vendors during the same period. The increase in the officers’ accrued compensation was due to the consulting fees incurred by the Company during the six-month period ended March 31, 2018 that remained unpaid as at the end of this period. The increase in payroll taxes payable is due to the payroll deductions collected by the Company’s at the end of the reporting period that were remitted subsequent to March 31, 2018.

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

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the six-month periods ended March 31, 2019 and 2018.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the six-month period ended March 31, 2019.

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

As of March 28, 2018 the Company also received a subscription agreement and subscription funds from the Company’s former President Timothy Barker representing 400,000 shares of Common Stock for $400 which shall bear an appropriate restricted legend under the Securities Act of 1933 as amended.

The above transactions were undertaken to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company.  The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2019, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the six-month periods ended March 31, 2019 and 2018, and currently we are not involved in any pending litigation or legal proceeding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month periods ended March 31, 2019 and 2018.

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

Date: May 13, 2019

KINETIC GROUP INC.

By:	/s/ Yaroslav Startsev
Yaroslav Startsev
Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Yaroslav Startsev	President, C.E.O. and Director	May 13, 2019
Yaroslav Startsev
/s/ Nikolai Kuzmin	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	May 13, 2019
Nikolai Kuzmin