Form 10-Q
period 2019-06-30
KINETIC GROUP INC.
filed 2019-08-14
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 14, 2019
Common Stock, $0.001 par value	5,060,000

KINETIC GROUP INC.

KINETIC GROUP INC.

For the Three and Nine Months Ended June 30, 2019 and 2018

(Unaudited)

KINETIC GROUP INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2019	September 30, 2018
ASSETS
Current Assets:
Cash	$ 60	$ 5,748
Prepaid expenses	-	275
Total current assets	60	6,023
Property and equipment, net	159	1,609
Total Assets	$ 219	$ 7,632

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 30,136	$ 21,876
Accounts payable - related parties	15,025	6,025
Payroll taxes payable	-	516
Clients’ deposits	2,050	-
Total current liabilities	47,211	28,417
Total Liabilities	47,211	28,417

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 5,060,000 shares issued and outstanding as of June 30, 2019 and September 30,2018, respectively	5,060	5,060
Additional paid-in capital includes $57,452 of forgiven debt by related parties as of June 30, 2019 and September 30, 2018
Additional paid-in capital	99,017	99,017
Accumulated deficit	(151,069)	(124,862)
Total stockholders' equity (deficit)	(46,992)	(20,785)
Total Liabilities and Stockholder's Equity (Deficit)	$ 219	$ 7,632

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018

Revenue	$ 1,500	$ 16,000	$ 10,350	$ 41,950
Cost of revenue	750	2,800	4,200	8,500
Gross profit	750	13,200	6,150	33,450

Operating Expenses:
Compensation – officers	2,250	13,050	4,800	17,602
Professional fees	3,500	4,500	14,350	12,150
Salaries	-	9,710	-	12,957
General and administrative	4,372	12,478	13,207	36,711
Total operating expenses	10,122	39,738	32,357	79,420
Loss from Operations	(9,372)	(26,538)	(26,207)	(45,970)
Income tax provision	-	-	-	-
Net Loss	$ (9,372)	$ (26,538)	$ (26,207)	$ (45,970)

Net Loss Per Common Share:
Net income per common share - Basic and Diluted	$ 0.00	$ 0.01	$ 0.00	$ 0.01
Outstanding - Basic and Diluted	5,060,000	4,902,637	5,060,000	4,820,879

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’EQUITY (DEFICIT) For the Three Months Ended June 30, 2019 and 2018 (Unaudited)
Description	Common stock		Additional	Accumulated Deficit	Total
	Shares	Amount	Paid-in Capital

Balances at March 31, 2018	4,780,000	$ 4,780	$ 67,245	$ (54,219)	$ 17,806

Common stock issued for cash at $0.02 per share	180,000	180	3,420	-	3,600
Net income (loss)	-	-	-	(26,538)	(26,538)
Balances at June 30, 2018	4,960,000	$ 4,960	$ 70,665	$ (80,757)	$ (5,132)

Balances at March 31, 2019	5,060,000	$ 5,060	$ 99,017	$ (141,697)	$ (37,620)

Net income (loss)	-	-	-	(9,372)	(9,372)
Balances at June 30, 2019	5,060,000	$ 5,060	$ 99,017	$ (151,069)	$ (46,992)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’EQUITY (DEFICIT) For the Nine Months Ended June 30, 2019 and 2018 (Unaudited)
Description	Common stock		Additional	Accumulated Deficit	Total
	Shares	Amount	Paid-in Capital

Balances at September 30, 2017	4,780,000	$ 4,780	$ 33,495	$ (34,787)	$ 3,488

Common stock cancellation	(2,750,00)	(2,750)	2,750	-	-
Common stock issued for cash at $0.001 per share	2,750,00	2,750	-	-	2,750
Common stock issued for cash at $0.02 per share	180,000	180	3,420	-	3,600
Debt forgiveness – related party	-	-	31,000	-	31,000
Net income (loss)	-	-	-	(45,970)	(45,970)
Balances at June 30, 2018	4,960,000	$ 4,960	$ 70,665	$ (80,757)	$ (5,132)

Balances at September 30, 2018	5,060,000	$ 5,060	$ 99,017	$ (124,862)	$ (20,785)

Net income (loss)	-	-	-	(26,207)	(26,207)
Balances at June 30, 2019	5,060,000	$ 5,060	$ 99,017	$ (151,069)	$ (46,992)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Operating Activities:
Net Loss	$ (26,207)	$ (45,970)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	1,450	3,320
Changes in Operating Assets and Liabilities-
Accounts receivable	-	(4,050)
Prepaid expenses	275	(1,000)
Accounts payable and accrued liabilities	8,260	(7,227)
Accounts payable - related party	9,000	23,477
Payroll taxes payable	(516)	508
Clients’ deposits	2,050	4,000
Net Cash Provided (Used) by Operating Activities	(5,688)	(26,942)

Investing Activities:
Acquisition of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	-	6,350
Net Cash Provided by Financing Activities	-	6,350
Net Change in Cash	(5,688)	(20,592)
Cash - Beginning of Period	5,748	28,695
Cash - End of Period	$ 60	$ 8,103

Cash paid during the period for:
Interest	$ -	$ -
Income tax paid	$ -	$ -

Non Cash Financing and Investing Activities:
Accrued compensation-officers-forgiven and contributed to capital	$ -	$ 31,000
Restricted common stock canceled and proceeds contributed to capital	$ -	$ 2,750

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE JUNE 30, 2019 AND 2018 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2019 and 2018 and as of September 30, 2018. KDI is included as of June 30, 2019 and 2018, and for the period from March 23, 2018 (date of formation) through September 30, 2018.  All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2019 and 2018.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended June 30, 2019 and 2018.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at June 30, 2019, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2019 and September 30, 2018 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2019	September 30, 2018

Computer equipment	5	$ 5,832	$ 5,832
Less accumulated depreciation		(5,673)	(4,223)
Computer equipment, net		159	1,609
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$ 159	$ 1,609

Depreciation expense

Depreciation expense for the nine-months ended June 30, 2019 and the year ended September 30, 2018 was $1,450 and $4,012, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer for the nine months ended June 30, 2019 and the year ended September 30, 2018 were as follows:

	For the Nine Months Ended June 30, 2019		For the Year Ended September 30, 2018
President, Chief Executive Officer	$4,500		$6,000
Former President	-		26,452
Chief Financial Officer, Secretary and Treasurer	4,500		6,000
	$9,000	*	$38,452	*

 * - During the nine-month period ended June 30, 2019, $4,200 of these related parties consulting services was recognized in cost of revenues and $4,800 in officers’ compensation within operating expenses. During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses.

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

Accounts Payable – Related Parties

As of June 30, 2019 and September 30, 2018 the Company owed its directors and officers $15,025 and $6,025 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

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

Note 7 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to June 30, 2019 to August 14, 2019, the date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed above.

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

On March 23, 2018, the Company formed a wholly owned subsidiary, Kinetic Development Inc., an Ontario, Canada Corporation (“KDI”).  The subsidiary was incorporated to facilitate payroll transactions for the employees. The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2018 and 2017. KDI is included as of June 30, 2019 and 2018 and for the period from March 23, 2018 (date of formation) through September 30, 2018.  All intercompany balances and transactions have been eliminated.

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

Results of operations for the three-month periods ended June 30, 2019 and 2018.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended June 30, 2019 and 2018 was $1,500 and $16,000 respectively. Our cost of revenues for the three-month period ended June 30, 2019 was $750 (June 30, 2018: $2,800) resulting in a gross profit of $750 (June 30, 2018: $13,200).

Costs and Expenses

The major components of our expenses for the three-month periods ended June 30, 2019 and 2018 are outlined in the table below:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	Increase (Decrease)

Compensation - officers	$ 2,250	$ 13,050	$ (10,800)
Professional fees	3,500	4,500	(1,000)
Salaries	-	9,710	(9,710)
General and administrative	4,372	12,478	(8,106)
	$ 10,122	$ 39,738	$ (29,616)

The decrease in our operating costs for the three months ended June 30, 2019, compared to the same period in our fiscal 2018, was mainly due to a decrease in officers’ compensation, salaries, professional fees and general and administrative expenses.

General and administrative expenses of $4,372 ( June 30, 2018: $12,478) incurred during the three months ended June 30, 2019 consisted of filing fees of $745 (June 30, 2018: $1,065), accounting fees of $2,000 (June 30, 2018: $2,000), depreciation expense of $484 (June 30, 2018: $1,107), office expenses of $595 (June 30, 2018: $867), office rent of $0 (June 30, 2018: $721), travel expenses of $0  (June 30, 2018: $5,357), transfer agent fees of $297 (June 30, 2018: $632), foreign exchange $22 (June 30, 2018: $384) and bank charges of $229 (June 30, 2018: $345). The decrease in general and administrative expenses was primarily due to the decrease in filing fees of $320, depreciation expense of $623, office rent and expenses of $993, foreign exchange of $362, bank charges of $116, travel expenses of $5,357, and transfer agent fees of $335.

During the three-month periods ended June 30, 2019 and 2018 the Company incurred $3,000 in total in management consulting services with the Company’s chief executive officer and the chief financial officer. A portion of consulting services for the three-month period ended June 30, 2019  directly related to sales provided by the chief executive officer of the Company of $750 (June 30, 2018: $1,950) was recognized in cost of revenues and $2,250 (June 30, 2018: $1,050) in officer’s compensation within operating expenses.

Results of operations for the nine-month periods ended June 30, 2019 and 2018.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the nine-month periods ended June 30, 2019 and 2018 was $10,350 and $41,950 respectively. Our cost of revenues for the nine-month period ended June 30, 2019 was $4,200 (June 30, 2018: $8,500) resulting in a gross profit of $6,150 (June 30, 2018: $33,450).

Costs and Expenses

The major components of our expenses for the nine-month periods ended June 30, 2019 and 2018 are outlined in the table below:

	For the Nine Months Ended June 30, 2019	For the Nine Months Ended June 30, 2018	Increase (Decrease)

Compensation - officers	$ 4,800	$ 17,602	$ (12,802)
Professional fees	14,350	12,150	2,200
Salaries	-	12,957	(12,957)
General and administrative	13,207	36,711	(23,504)
	$ 32,357	$ 79,420	$ (47,063)

The decrease in our operating costs for the nine months ended June 30, 2019, compared to the same period in our fiscal 2018, was mostly due to the decrease in officers’ compensation, consulting fees, salaries and travel expenses.

General and administrative expenses of $13,207 (June 30, 2018: $36,711) incurred during the nine months ended June 30, 2019 consisted of filing fees of $2,145 (June 30, 2018: $3,275), accounting fees of $6,500 (June 30, 2018: $6,000), depreciation expense of $1,450 (June 30, 2018: $3,320), office expenses of $681 (June 30, 2018: $1,356), office rent of $470 (June 30, 2018: $1,470), travel and promotion expenses of $0  (June 30, 2018: $10,859), transfer agent fees of $936 (June 30, 2018: $1,226), consulting of $0  (June 30, 2018: $8,000), subsidiary incorporation costs $0 (June 30, 2018: $279), foreign exchange $283 (June 30, 2018: $348),  and bank charges of $742 (June 30, 2018: $578).

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the President, Chief Executive Officer, and Chief Financial Officer, Secretary and Treasurer for the nine months ended June 30, 2019 and the year ended September 30, 2018 were as follows:

	For the Nine Months Ended June 30, 2019		For the Year Ended September 30, 2018

President, Chief Executive Officer	$4,500		$6,000
Former President	-		26,452
Chief Financial Officer, Secretary and Treasurer	4,500		6,000
	$9,000	*	$38,452	*

 * - During the nine-month period ended June 30, 2019, $4,2000 of these related parties consulting services was recognized in cost of revenues and $4,800 in officers’ compensation within operating expenses. During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses.

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

Accounts Payable – Related Parties

As of June 30, 2019 and September 30, 2018 the Company owed its directors and officers $15,025 and $6,025 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity and Capital Resources

	As of	As of
	June 30,	September 30,
	2019	2018

Total current assets	$60	$5,748
Total current liabilities	(47,211)	(28,417)
Working capital (deficiency)	$(47,151)	$(22,669)

Liquidity

Our internal liquidity is provided by our operations. During the nine-month periods ended June 30, 2019 and 2018 the Company reported net loss from operations of $26,207 and $45,970, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended June 30, 2019	For the Nine Months Ended June 30, 2018

Net cash provided (used) by operating activities	$(5,688)	$(26,942)
Cash used in investing activities	-	-
Cash provided by financing activities	-	6,350
Net change in cash	$(5,688)	$(20,592)

We have generated revenues of $10,350 and $41,950 during the nine-month periods ended June 30, 2019 and 2018, respectively.

Cash Flows from Operating Activities

Our cash provided (used) by operating activities as of June 30, 2019 of $(5,688) (March 31, 2018: $(26,942)) is a net result of cash generated from sales of our marketing, SEO consulting and web development services, and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant source of funding for our operations during the nine-month period ended June 30, 2019. The major uses of our operating cash include funding general operating expenses (professional fees, regulatory filings, office expenses and office rent) and cost of revenues.

Cash flows resulting from changes in assets and liabilities for the nine-month period ended June 30, 2019, include an increase in accounts payable of $8,260 and in accounts payable due to related party of $9,000 and a decrease in prepaid expenses of $275 and payroll taxes payable of $516. In addition, we received client’s retainer of $3,550.

The increase in accounts payable is a net result of operating expenses incurred during the nine-month period and payments made by the company to its vendors during the same period. The increase in the amounts due to related parties is a net result of the accrued officers’ compensation during the nine-month period ended June 30, 2019 that remained unpaid as at the end of this period. The decrease in payroll taxes payable is due to the payroll deductions collected by the Company’s at the end of our fiscal 2018 and remitted during the nine months ended June 30, 2019.

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

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the nine-month periods ended June 30, 2019 and 2018.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the nine-month period ended June 30, 2019.

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2019 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the nine-month periods ended June 30, 2019 and 2018, and currently we are not involved in any pending litigation or legal proceeding.

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

On April 9, 2018 the Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company was offering 10,000,000 Shares under the Offering at a price of $0.02 per Share for an aggregate Offering price of US $200,000.  As of June 30, 2018 the Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the nine-month periods ended June 30, 2019 and 2018.

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

Date: August 14, 2019

KINETIC GROUP INC.

By:	/s/ Yaroslav Startsev
Yaroslav Startsev
Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Yaroslav Startsev	President, C.E.O. and Director	August 14, 2019
Yaroslav Startsev
/s/ Nikolai Kuzmin	Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	August 14, 2019
Nikolai Kuzmin