Form 10-K
period 2019-09-30
KINETIC GROUP INC.
filed 2019-12-30
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-216047

KINETIC GROUP INC.
(Exact name of registrant as specified in its charter)

Nevada	47-4685650
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

665 Fifth Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 604-1454

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on Which registered
Common Stock	None
$0.001 par value

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of March 31, 2019, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $1,084,080.

As of December 23, 2019, there were 29,060,000 shares of the registrant’s common stock outstanding.

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

KINETIC GROUP INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

●	the uncertainty of profitability based upon our history of losses;
●	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
●	risks related to our international operations and currency exchange fluctuations; and
●	other risks and uncertainties related to our business plan and business strategy.

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

On March 23, 2018, the Company formed a wholly owned subsidiary, Kinetic Development Inc., an Ontario, Canada Corporation (“KDI”). The subsidiary was incorporated to facilitate payroll transactions for the employees. The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2019 and 2018, and for the Period from June 6, 2014 (Inception) through September 30, 2019. KDI is included as of September 30, 2018 and for the period from March 23, 2018 (date of formation) through September 30, 2019. All intercompany balances and transactions have been eliminated.

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

Organic Search Engine Optimization (Organic SEO).

Search results for websites that use organic SEO will grow, expand, and adapt over time in response to readers’ desires. Although black hat SEO methods, such as hidden text, cloaking, and blog comment spam, may boost a website’s search engine page rank in the short term, these methods could also get the site banned from the search engines altogether.

Organic SEO can be achieved by:

●	optimizing the web page with relevant content,
●	spreading links pointing to the web site’s content, and
●	incorporating metatags and other types of tag attributes.

Organic SEO methods mainly rely on the relevancy of the content they offer. Some of the benefits of organic SEO include:

●	generating more clicks as the organically optimized sites offer relevant content related to the keywords searched for,
●	building greater trust among the site’s users, and
●	being cost-effective when compared to paid listings.

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

Employees

As of September 30, 2019 we had four employees including our officers and directors. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.

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

Kinetic Group Inc. is and will remain an “emerging growth company” until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which Kinetic Group has, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which Kinetic Group is deemed a “large accelerated filer” (with at least $700 million in public float) under the Securities and Exchange Act of 1934.

For so long as Kinetic Group remains an “emerging growth company” as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. Kinetic Group cannot predict if investors will consider its shares of common stock less attractive because our reliance on some or all of these exemptions. If some investors find Kinetic Group’s shares of common stock less attractive as a result, the trading market for its shares of common stock may be less active, and its stock price may be more volatile.

If Kinetic Group avails itself of certain exemptions from various reporting requirements, its reduced disclosure may make it more difficult for investors and securities analysts to evaluate Kinetic Group and may result in less investor confidence.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. Kinetic Group meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, Kinetic Group is choosing to opt out of such extended transition period, and as a result, Kinetic Group will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that its decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

We were incorporated on June 6, 2014, have generated, $112,000 in revenues from sales, and have incurred $29,186 in cost of revenue and $244,892 in operating expenses since our in inception. As of September 30, 2019, we had accumulated a deficit of $(162,103). We have a limited operating history upon which an evaluation of our future success or failure can be made. Based on current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

However, since Mr. Startsev and Mr. Kuzmin, our officers and directors, reside outside the United States, substantially all or a portion of their assets are located outside the United States. As a result, it may not be possible for investors to:

●	effect service of process within the United States against your non-U.S. resident officers or directors;

●	enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced foreign persons in the United States;

●	enforce in foreign courts U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above foreign persons; and

●	bring an original action in foreign courts to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

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

We are a development stage company with limited resources. Therefore, we cannot assure investors that we will be able to maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. For these reasons, we are considering the costs and benefits associated with improving and documenting our disclosure controls and procedures and internal controls and procedures, which includes (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

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

Our common stock was accepted for quotation on the OTC Bulletin Board and OTC Link during the year ended September 30, 2018. As a result, the application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares. The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

-	that a broker or dealer approve a person’s account for transactions in penny stocks; and
-	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

-	obtain financial information and investment experience objectives of the person; and
-	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

-	sets forth the basis on which the broker or dealer made the suitability determination; and
-	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

You may face significant restrictions on the resale of your shares due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state. We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

You could be diluted from our future issuance of capital stock and derivative securities.

As of September 30, 2019, we had 5,060,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

As of September 30, 2019, 3,030,000 of the outstanding shares of our Common Stock are “unrestricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As unrestricted securities, these shares may be resold under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.

We intend to sell more restricted shares or securities convertible into restricted shares as part of our efforts to finance the Company’s operations. As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

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

Market Information

On August 27, 2018, our common stock was verified for trading on OTC Link ATS under the trading symbol KNIT. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Link ATS for the year ended September 30, 2019.

	2019
	High		Low
First Quarter	-	*	-
Second Quarter	$1.05		$0.51
Third Quarter	$2.05		$0.99
Fourth Quarter	$2.35		$0.40

* There were no trades in our common stock during the relevant period.

Holders.

As of September 30, 2019, there were 50 record holders of 5,060,000 shares of the Company’s common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

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

As of March 28, 2018, the Company also received a subscription agreement and subscription funds from Timothy Barker, former President of the Company, representing 400,000 shares of Common Stock for $400 which shall bear an appropriate restricted legend under the Securities Act of 1933 as amended.

The above transactions were undertaken to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company. The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

Regulation D Offering

On April 9, 2018 the Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering 10,000,000 Shares under the Offering at a price of $0.02 per Share for an aggregate Offering price of US $200,000. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State securities laws or an exemption from such laws is available.

This Offering was closed on August 21, 2018. The Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2019 and 2018.

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

Results of operations for the years ended September 30, 2019 and 2018.

Revenue

We generate revenue from sales of our marketing and web development services directly to small and medium-sized business. We acquire customers through direct telemarketing, referrals and our primary website that provides a description of our company and our service offerings (www.groupkinetic.com).

Our gross revenue from consulting services related to website development, SEO consulting and online marketing for the years ended September 30, 2019 and 2018 was $10,350 and $55,950, respectively. Our cost of revenues for the year ended September 30, 2019 was $4,200 (September 30, 2018: $10,450) resulting in a gross profit of $6,150 (September 30, 2018: $45,500).

Costs and Expenses

The major components of our expenses for the years ended September 30, 2019 and 2018 are outlined in the table below:

	For the Year Ended September 30, 2019	For the Year Ended September 30, 2018	Increase (Decrease)

Compensation - officers	$7,000	$30,652	$(23,652)
Professional fees	17,850	17,450	400
Salaries	-	22,558	(22,558)
General and administrative	18,541	64,915	(46,374)
	$43,391	$135,575	$(92,184)

The decrease in our operating costs for the year ended September 30, 2019, compared to our fiscal 2018, was due to a decrease in our corporate activities and expenses related to implementation of our business plan.

General and administrative expenses of $18,541 incurred during the year ended September 30, 2019 consisted of filing fees of $2,616 (September 30, 2018: $4,130), accounting fees of $8,500 (September 30, 2018: $8,000), depreciation expense of $1,609 (September 30, 2018: $4,011), office expenses of $813 (September 30, 2018: $1,554), office rent of $471 (September 30, 2018: $1,940), travel expenses of $0 (September 30, 2018: $12,172), transfer agent fees of $3,313 (September 30, 2018: $1,628), consulting fees of $0 (September 30, 2018: $30,000), subsidiary incorporation costs $0 (September 30, 2018: $277), foreign exchange $274 (September 30, 2018: $367) and bank charges of $945 (September 30, 2018: $836) and legal expenses of $0 (September 30, 2018: $3,500).

Consulting services provided by the Company’s officers for the years ended September 30, 2019 and 2018 were as follows:

	For the Year Ended September 30, 2019		For the Year Ended September 30, 2018

President, Chief Executive Officer	$5,600		$6,000
Former President	-		26,452
Chief Financial Officer, Secretary and Treasurer	5,600		6,000
	$11,200	*	$38,452	*

* - During the year ended September 30, 2019, $4,200 of these related parties consulting services was recognized in cost of revenues and $7,000 in officers’ compensation within operating expenses. During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses.

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

As of September 6, 2019 the Company owed to the Company’s officers, Mr. Yaroslav Startsev and Mr. Nikolai Kuzmin, $53,023 (the “Debt”) for cash advances of $35,798 and management consulting fees of $17,225 incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its officers. The Company’s officers agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective September 6, 2019.

These Debt settlements improved the Company’s financial position and increased its working capital. The Company’s current and former officers released and forever discharged the Company, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Company they ever had or now have in connection to the Debt.

Accounts Payable – Related Parties

As of September 30, 2019 and 2018 the Company owed its directors and officers $0 and $6.025 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity

Our internal liquidity is provided by our operations. During the years ended September 30, 2019 and 2018 the Company reported net loss from operations of $37,241 and $90,075, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended September 30, 2019	For the Year Ended September 30, 2018

Net cash used in operating activities	$(41,527)	$(29,296)
Net cash used in investing activities	-	-
Net cash provided by financing activities	35,798	6,350
Net increase (decrease) in cash	$(5,729)	$(22,946)

We have generated revenues of $10,350 and $55,950 during the years ended September 30, 2019 and 2018, respectively. In addition to cash received from SEO consulting and web development services, we received proceeds of $0 and $6,350 from sale of our common stock during the years ended September 30, 2019 and 2018 and $35,798 cash advances from related party for the year ended September 30, 2019. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash used by operating activities as of September 30, 2019 of $41,527 (September 30, 2018: $29,296) is a net result of cash generated from sales of our marketing and web development services, and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant, in addition to the offering proceeds and sale of unregistered stock, source of funding for our operations during the years ended September 30, 2019 and 20178. The major uses of our operating cash include acquisition of computer equipment and software, funding general operating expenses (professional fees, consulting, travel, office expenses and office rent) and cost of revenues.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended September 30, 2019.

Cash Flows from Financing Activities

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

Regulation D Offering

On April 9, 2018 the Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering 10,000,000 Shares under the Offering at a price of $0.02 per Share for an aggregate Offering price of US $200,000. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State securities laws or an exemption from such laws is available. This Offering was closed on August 21, 2018. The Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

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

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2019 and 2018, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders & Board of Directors

Kinetic Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kinetic Group Inc. as of September 30, 2019 and 2018 and the related consolidated statements of operations, changes in stockholders’ deficit, cash flows, and the related notes (collectively referred to as “financial statements”) for the periods ended September 30, 2019 and 2018. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018 and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

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

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2016.

Seattle, Washington

December 12, 2019

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	September 30, 2018
ASSETS
Current Assets:
Cash	$19	$5,748
Prepaid expenses	-	275
Total current assets	19	6,023
Property and equipment, net	-	1,609
Total Assets	$19	$7,632

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$2,972	$21,876
Accounts payable - related parties	-	6,025
Payroll taxes payable	-	516
Client’s deposits	2,050	-
Total current liabilities	5,022	28,417
Total Liabilities	5,022	28,417

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 5,060,000 shares issued and outstanding as of September 30, 2019 and 2018	5,060	5,060
Additional paid-in capital, includes $110,475 of forgiven debt by related parties as of September 30, 2019 and $57,452 as of September 30, 2018	152,040	99,017
Accumulated deficit	(162,103)	(124,862)
Total stockholders’ equity (deficit)	(5,003)	(20,785)
Total Liabilities and Stockholder’s Equity (Deficit)	$19	$7,632

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2019	Year Ended September 30, 2018

Revenue	$10,350	$55,950
Cost of revenue	4,200	10,450
Gross profit	6,150	45,500

Operating Expenses:
Compensation – officers	7,000	30,652
Professional fees	17,850	17,450
Salaries	-	22,558
General and administrative	18,541	64,915
Total operating expenses	43,391	135,575
Income (Loss) from Operations	(37,241)	(90,075)
Income tax provision	-	-
Net Income (Loss)	$(37,241)	$(90,075)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$0.00	$0.02

Outstanding - Basic and Diluted	5,060,000	4,864,986

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional
Description	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance – September 30, 2017	4,780,000	$4,780	$33,495	$(34,787)	$3,488

Common stock cancellation	(2,750,000)	(2,750)	2,750	-	-
Common stock issued for cash at $0.001 per share	2,750,000	2,750	-	-	2,750
Common stock issued for cash at $0.02 per share	180,000	180	3,420	-	3,600
Common stock issued for services at $0.02 per share	100,000	100	1,900	-	2,000
Debt forgiveness – related party	-	-	57,452	-	57,452
Net income (loss)	-	-	-	(90,075)	(90,075)
Balance – September 30, 2018	5,060,000	$5,060	$99,017	$(124,862)	$(20,785)

Debt forgiveness – related party	-	-	53,023	-	53,023
Net income (loss)	-	-	-	(37,241)	(37,241)
Balance – September 30, 2019	5,060,000	$5,060	$152,040	$(162,103)	$(5,003)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2019	Year Ended September 30, 2018
Operating Activities:
Net loss	$(37,241)	$(90,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,609	4,012
Shares issued for services	-	2,000
Changes in Operating Assets and Liabilities-
Accounts receivable	-	1,500
Prepaid expenses	275	(100)
Accounts payable and accrued liabilities	(18,904)	14,374
Accounts payable - related party	11,200	38,477
Clients’ deposits	2,050	-
Payroll taxes payable	(516)	516
Net Cash Provided (Used) by Operating Activities	(41,527)	(29,296)

Investing Activities:
Acquisition of property and equipment	-	-
Acquisition of software	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	-	6,350
Cash advances – related party	35,798	-
Net Cash Provided by Financing Activities	35,798	6,350

Net Change in Cash	(5,729)	(22,946)
Cash - Beginning of Period	5,748	28,695
Cash - End of Period	$19	$5,748

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities:
Accrued compensation-officers-forgiven and contributed to capital	$17,225	$57,452
Restricted common stock canceled and proceeds contributed to capital	$-	$2,750
Common stock issued for services	$-	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE SEPTEMBER 30, 2019 AND 2018 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2019 and 2018. KDI is included as of September 30, 2019 and 2018 and for the period from March 23, 2018 (date of formation) through September 30, 2018. All intercompany balances and transactions have been eliminated.

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

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

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

A right of return exists for customers’ retainers that were received prior to commencement of services. If a customer cancels a service contract subsequent to the commencement date, the customer is entitled to a refund, except for services already provided.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2019 and 2018.

Earnings per Share

Earnings Per Share is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share. Earnings per share (“EPS”) is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period. Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income. The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the years ended September 30, 2019 and 2018.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at September 30, 2019, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Prepaid Expenses

As of September 30, 2019 the Company had $0 (September 30, 2018: $275) in prepaid filing fees, respectively.

Note 5 – Property and Equipment

Property and equipment at September 30, 2019 and 2018 consisted of the following:

	Estimated Useful Lives (Years)	September 30, 2019	September 30, 2018

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(4,223)
Computer equipment, net		-	1,609
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$1,609

Depreciation expense

Depreciation expense for the year ended September 30, 2019 and 2018 was $1,609 and $4,012, respectively.

Note 6 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the Company’s officers for the years ended September 30, 2019 and 2018 were as follows:

	For the Year Ended September 30, 2019		For the Year Ended September 30, 2018

President, Chief Executive Officer	$5,600		$6,000
Former President	-		26,452
Chief Financial Officer, Secretary and Treasurer	5,600		6,000
	$11,200	*	$38,452	*

* - During the year ended September 30, 2019, $4,200 of these related parties consulting services was recognized in cost of revenues and $7,000 in officers’ compensation within operating expenses. During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses.

Debt Settlement

As of March 31, 2018 the Company owed to the Company’s officers, Mr. Yaroslav Startsev and Mr. Nikolai Kuzmin, $31,000 (the “Debt”) for management consulting fees incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its officers. The Company’s officers agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective March 31, 2018.

As of September 28, 2018 the Company owed to the Company’s former President, Mr. Timothy Barker, $26,451.61 (the “Debt”) for management consulting fees incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its President. The Company’s former President agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective September 28, 2018.

As of September 6, 2019 the Company owed to the Company’s officers, Mr. Yaroslav Startsev and Mr. Nikolai Kuzmin, $53,023 (the “Debt”) for cash advances of $35,798 and management consulting fees of $17,225 incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its officers. The Company’s officers agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective September 6, 2019.

These Debt settlements improved the Company’s financial position and increased its working capital. The Company’s current and former officers released and forever discharged the Company, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Company they ever had or now have in connection to the Debt.

Accounts Payable – Related Parties

As of September 30, 2019 and 2018 the Company owed its directors and officers $0 and $6,025 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

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

The following table represents a summary of the restricted stock cancellation and issuance during the year ended September 30, 2018:

		Balance	Number of Shares		Balance
Title of Class	Name and Title of Beneficial Owner	September 30, 2017	Canceled	Issued	September 30, 2018
Common	T.Barker, former President	-		400,000	400,000
Common	Y.Startsev, President, C.E.O.	1,500,000	(1,500,000)	1,300,000	1,300,000
Common	N.Kuzmin, C.F.O.	1,250,000	(1,250,000)	1,050,000	1,050,000
Total Number of Shares:		2,750,000	(2,750,000)	2,750,000	2,750,000

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

Regulation D Offering

On April 9, 2018 the Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering 10,000,000 Shares under the Offering at a price of $0.02 per Share for an aggregate Offering price of US $200,000. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State securities laws or an exemption from such laws is available.

This Offering was closed on August 21, 2018. The Company sold 180,000 shares of common stock for total proceeds of $3,600 pursuant to this Offering.

No additional shares of common stock were issued during the year ended September 30, 2019.

Note 8 – Income Tax

Deferred Tax Assets

At September 30, 2019 and 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $162,103 and $124,862, respectively, that may be offset against future taxable income through 2034. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $24,315, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	September 30, 2019	September 30, 2018
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$24,315	$18,730
Less valuation allowance	(24,315)	(18,730)
Deferred tax assets, net of valuation allowance	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $5,585 during the year ended September 30, 2019 and $13,512 during the year ended September 30, 2018.

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended September 30, 2019	For the Year Ended September 30, 2018

Federal statutory income tax rate	15.0%	15.0%
Change in valuation allowance on net operating loss carry-forwards	(15.0)%	(15.0)%
Effective income tax rate	0.00%	0.00%

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at September 30, 2019 and 2018.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2019 and 2018, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at September 30, 2019 and 2018 relating to unrecognized tax benefits.

The tax years 2018-2019 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 9 – Concentrations

Customers:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the years ended September 30, 2019 and 2018.

	For the Year Ended September 30, 2019	For the Year Ended September 30, 2018

Company A	19.08%	-%
Company B	33.82%	-%
Company C	19.32%	-%
Company D	13.29%	-%
Company E	14.49%	-%
Company F	-%	62.56%
Company G	-%	23.68%
Other Companies (less than 10% each)	-%	13.76%
	100.00%	100.00%

Note 10 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30, 2019 to December 12, 2019, date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed below.

On November 26, 2019, we entered into a warrant assignment and conveyance agreement (the “Warrant Agreement”) with 2672237 Ontario Limited, an Ontario corporation (“Ontario”), pursuant to which we agreed to issue one-third of our outstanding shares of common stock to Ontario in exchange for 100% of Ontario’s right, title and interest in, to and under a warrant agreement dated November 26, 2019 between Ontario and Fairway LLC, a limited liability company organized and existing under the laws of the State of Nevada (“Fairway”) that is becoming a wholly-owned subsidiary of the Company by virtue of the transactions contemplated thereby.

On November 26, 2019, we also indirectly acquired 100% of the outstanding shares of Solstice Marketing Concepts LLC, a Delaware limited liability company (“Solstice”) by way of contribution of Fairway by Corette LLC, Fairway’s owner (“Corette”), in exchange for Fairway’s 2,349,800 shares of common stock of the Company. The Company now owns Fairway, which, in turn, owns 100% of Solstice.

Solstice is the second largest retailer of sunglasses in the United States, carrying a wide range of contemporary and luxury brands with 72 physical stores and an online presence.

On November 26, 2019, we entered into a service agreement with our general counsel, Mark Radom, for a term of three years.

On December 4, we issued 24 million shares of common stock to Corette as compensation for its contribution of Solstice to the Company.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2019 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position

Nathan Rosenberg	President, Chief Executive Officer,
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

Nathan Rosenberg. Nathan Rosenberg began working in the optics and eye-wear business in 1979 when he joined his family’s company, Vita Frame as an executive officer. By 1983, Vita Frame became the largest Ray Ban sunglasses distributor in North America. In 1996, Nathan decided to expand distribution by creating GSI Corp, an umbrella corporation managing all product lines and avenues of sale. In 2006, Nathan became chief executive officer and president of GSI Corp. In 2007, GSI Corp., under Nathan’s leadership, re-entered the frame import business and opened Niche Optics, whose mission was to bring current trends of optical frames to retail stores and chains. In 2010-2012, Nathan formed a partnership to enter the contact lens solution business in the United States with OTE Pharma, which is based in The Netherlands. At the same time, Nathan formed a partnership to open Gaffos.Com, one of the largest internet providers of eyewear and sunwear.

Item 11:	EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2019 and 2018 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-	Non-quali-
						Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal*		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)

Yaroslav Startsev**	2019	0	0	0	0	0	0	5,600	5,600
President, CEO	2018	0	0	0	0	0	0	6,000	6,000

Nikolai Kuzmin**	2019	0	0	0	0	0	0	5,600	5,600
CFO, Treasurer, Secretary	2018	0	0	0	0	0	0	6,000	6,000

Timothy Barker, former	2019	0	0	0	0	0	0	0	0
President	2018	0	0	0	0	0	0	26,452	26,452

*Nathan Rosenberg has acted as our chief executive officer and director since September 6, 2019, but did not receive any compensation in 2019 for such service or otherwise.

**Resigned from all positions with the company on September 6, 2019.

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Historically, the compensation for our current and former officers consisted of the payments made pursuant to the consulting agreements executed and previously filed with the Commission and incorporated herein by reference. For the years ended September 30, 2019 and 2018, the annual compensation was $5,600 and $6,000, respectively, to each Yaroslav Startsev and Nikolai Kuzmin. We have not provided our named executive officers with perquisites or other personal benefits.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2019 and 2018.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended September 30, 2019 and 2018.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of September 30, 2019.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Yaroslav Startsev Chief Executive Officer, President	—	—	—	—	—	—	—	—	—

Nikolai Kuzmin Chief Financial Officer, Treasurer Secretary	—	—	—	—	—	—	—	—	—

Timothy Barker, former President	—	—	—	—	—	—	—	—	—

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2019: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2019 there were 5,060,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Yaroslav Startsev, CEO, President and Director (2)	1,300,000	25.692

Common	Nikolai Kuzmin, CFO, Treasurer, Secretary and Director (2)	1,050,000	20.751

Common	Nathan Rosenberg, CEO, President, CFO, Treasurer, Secretary and Director (3)	0	0

Common	Timothy Barker, former President	400,000	7.905

Common	All executive officers and directors as a group (3 persons)	2,750,000	54.348

(1)	Applicable percentage of ownership is based on 5,060,000 shares of common stock outstanding on September 30, 2019.
(2)	Resigned effective September 6, 2019.
(3)	Appointed effective September 6, 2019.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2019, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of September 30, 2019 there were 2,750,000 shares of common stock outstanding owned by our current and former officers and directors.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the Company’s officers for the years ended September 30, 2019 and 2018 were as follows:

	For the Year Ended September 30, 2019		For the Year Ended September 30, 2018

President, Chief Executive Officer	$5,600		$6,000
Former President	-		26,452
Chief Financial Officer, Secretary and Treasurer	5,600		6,000
	$11,200	*	$38,452	*

* - During the year ended September 30, 2019, $4,200 of these related parties consulting services was recognized in cost of revenues and $7,000 in officers’ compensation within operating expenses. During the year ended September 30, 2018, $7,800 of these related parties consulting services was recognized in cost of revenues and $30,652 in officers’ compensation within operating expenses.

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

As of September 6, 2019 the Company owed to the Company’s officers, Mr. Yaroslav Startsev and Mr. Nikolai Kuzmin, $53,023 (the “Debt”) for cash advances of $35,798 and management consulting fees of $17,225 incurred by the Company in accordance with the effective Management Consulting Agreements between the Company and its officers. The Company’s officers agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective September 6, 2019.

These Debt settlements improved the Company’s financial position and increased its working capital. The Company’s current and former officers released and forever discharged the Company, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Company they ever had or now have in connection to the Debt.

Accounts Payable – Related Parties

As of September 30, 2019 and 2018 the Company owed its directors and officers $0 and $6,025 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

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

During the years ended September 30, 2019 and 2018, we engaged Michael Gillespie & Associates, PLLC, as our independent auditor. For the years ended September 30, 2019, and 2018, we incurred fees as discussed below:

	Year ended	Year ended
	September 30, 2019	September 30, 2018

Audit fees	$17,000	$13,250
Audit – related fees	Nil	Nil
Tax fees	850	650
All other fees	0	0

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

PART IV

Item 15.	EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
10.1	Management Consultant Agreement (C.E.O). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
10.2	Management Consultant Agreement (C.F.O.). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
10.3	Service Agreement dated November 26, 2019 with Mark Radom. Incorporated by reference to the Company’s current report on Form 8-K dated November 27, 2019.
10.4	Warrant Assignment and Conveyance Agreement dated November 26, 2019. Incorporated by reference to the Company’s current report on Form 8-K dated November 27, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

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

Date: December 30, 2019

KINETIC GROUP INC.

By:	/s/ Nathan Rosenberg
Nathan Rosenberg
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Nathan Rosenberg	President, C.E.O., Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	December 30, 2019
Nathan Rosenberg

