Form 10-Q
period 2019-12-31
KINETIC GROUP INC.
filed 2021-09-27
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to _________

Commission File Number: 333-216047

Kinetic Group Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4685650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12001 Research Parkway, Suite 236 Orlando, Florida	32826
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (407) 604-1454

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Shares
Common Stock, $0.001 par value	2,710,200

KINETIC GROUP INC.

2

KINETIC GROUP INC.

For the Three Months Ended December 31, 2019 and 2018

(Unaudited)

3

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited) December 31, 2019	September 30, 2019
ASSETS
Current Assets:
Cash	$44	$19
Total Assets	$44	$19

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$6,228	$2,972
Accounts payable - related parties	14,153	-
Client’s deposits	-	2,050
Total current liabilities	20,381	5,022
Total Liabilities	20,381	5,022

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 5,060,000 shares issued and outstanding as of December 31, 2019 and September 30, 2019	5,060	5,060
Additional paid-in capital, includes $130,297 and $110,475 of forgiven debt by related parties as of December 31, 2019 and September 30, 2019, respectively	171,862	152,040
Accumulated deficit	(197,259)	(162,103)
Total stockholders’ equity (deficit)	(20,337)	(5,003)
Total Liabilities and Stockholder’s Equity (Deficit)	$44	$19

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2019 (Unaudited)	Three Months Ended December 31, 2018 (Unaudited)

Revenue	$-	$5,475
Cost of revenue	-	1,950
Gross profit	-	3,525

Operating Expenses:
Compensation – officers	-	1,050
Professional fees	31,572	7,350
General and administrative	3,584	5,202
Total operating expenses	35,156	13,602
Income (Loss) from Operations	(35,156)	(10,077)
Income tax provision	-	-
Net Income (Loss)	$(35,156)	$(10,077)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Outstanding - Basic and Diluted	5,060,000	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2018	5,060,000	$5,060	$99,017	$(124,862)	$(20,785)

Net income (loss)	-	-	-	(10,077)	(10,077)
Balance – December 31, 2018 (Unaudited)	5,060,000	$5,060	$99,017	$(134,939)	$(30,862)

Balance – September 30, 2019	5,060,000	$5,060	$152,040	$(162,103)	$(5,003)
Debt forgiven-related party			19,822		19,822
Common stock issued for asset at $0.001	24,000,000	24,000	-	-	24,000
Common stock cancellation	(24,000,000)	(24,000)	-	-	(24,000)
Net income (loss)	-	-	-	(35,156)	(35,156)
Balance – December 31, 2019 (Unaudited)	5,060,000	$5,060	$171,862	$(197,259)	$(20,337)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2019 (Unaudited)	Three Months Ended December 31, 2018 (Unaudited)
Operating Activities:
Net loss	$(35,156)	$(10,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	483
Changes in Operating Assets and Liabilities-
Prepaid expenses	-	275
Accounts payable and accrued liabilities	3,256	1,368
Accounts payable - related party	31,572	3,000
Clients’ deposits	(2,050)	-
Payroll taxes payable	-	(516)
Net Cash Provided (Used) by Operating Activities	(2,378)	(5,467)

Investing Activities:
Acquisition of property and equipment	-	-
Acquisition of software	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	-	-
Cash advances – related party	2,403	-
Net Cash Provided by Financing Activities	2,403	-

Net Change in Cash	25	(5,467)
Cash - Beginning of Period	19	5,748
Cash - End of Period	$44	$281

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities:
Accrued compensation-officer-forgiven and contributed to capital	$17,419	$-
Common stock issued for asset	$24,000	$-
Common stock cancellation	$(24,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE DECEMBER 31, 2019 AND 2018 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31, 2019 and 2018. KDI is included as of December 31, 2019 and 2018 and for the period from March 23, 2018 (date of formation) through December 31, 2018. All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2019 and 2018.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended December 31, 2019 and 2018.

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

As reflected in the accompanying financial statements, the Company had accumulated a deficit at December 31, 2019, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2019 and September 30, 2019 consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2019	September 30, 2019

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(5,832)
Computer equipment, net		-	-
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the three-month period ended December 31, 2019 and for the year ended September 30, 2019 was $0 and $1,609, respectively.

Note 5 – Asset Acquisition

On November 26, 2019, the Company entered into a warrant assignment and conveyance agreement (the “Warrant Agreement”) with 2672237 Ontario Limited, an Ontario corporation (“Ontario”), pursuant to which the Company agreed to issue one-third of its outstanding shares of common stock to Ontario in exchange for 100% of Ontario’s right, title and interest in, to and under a warrant agreement dated November 26, 2019 between Ontario and Fairway LLC, a limited liability company organized and existing under the laws of the State of Nevada (“Fairway”) that is becoming a wholly-owned subsidiary of the Company by virtue of the transactions contemplated thereby.

On November 26, 2019, the Company also indirectly acquired 100% of the outstanding shares of Solstice Marketing Concepts LLC, a Delaware limited liability company (“Solstice”) by way of contribution of Fairway by Corette LLC, Fairway’s owner (“Corette”), in exchange for Fairway’s 2,349,800 shares of common stock of the Company. Fairway owns 100% of Solstice.

Solstice is the second largest retailer of sunglasses in the United States, carrying a wide range of contemporary and luxury brands with 72 physical stores and an online presence.

On December 4, 2019 the Company issued 24,000,000 shares of common stock to Corette as compensation for its contribution of Solstice to the Company.

On March 24, 2020 the Company and Corette entered into a Rescission Agreement (the “Rescission Agreement”) whereby both parties agreed to rescind all transactions and contributions by each of the parties related to acquisition of Ontario, Fairway and Solstice.

In accordance with the terms of the Rescission Agreement all transactions, contributions and share issuances are each void ab initio and of no force or effect. The parties agreed to restore their respective holdings, positions and relative interests prior to the acquisition transactions, restitutio in integrum.

Note 6 – Note Payable

On November 20, 2019 the Company entered into a $125,000 12% convertible redeemable note due November 20, 2020 (the “Note”). Any amount of principal or interest on the Note, which is not paid when due shall be an event of default and bear interest at the rate of eighteen (18%) per annum from the due date thereof until the same is paid unless the (“Default Interest”) unless the Holder has the option to receive such payment in shares of common stock of the Company by converting such principal amount and accrued, but unpaid, interest into shares of common stock of the Company in accordance with the terms of the Note (provided that no other event of default is outstanding or in effect).

The holder of the Note is entitled, at its option, at any time, to convert all or any amount of the principal face amount of the Note then outstanding and/or any accrued, but unpaid, interest into shares of the Company’s common stock at a price (“Conversion Price”) for each share of common stock equal to 70% of the lowest closing price of the common stock as reported on the National Quotations Bureau OTC Market exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future (“Exchange”), for the fifteen prior trading days including the day upon which a notice of conversion is received by the Company.

In the case of an Event of Default (as defined in the Note), the Note shall become immediately due and payable and interest shall accrue at the rate of Default Interest.

As of December 31, 2019 the Company did not receive the Note proceeds and did not accrue any interest on the Note principal.

As per Rescission Agreement dated March 24, 2020, Fairway, LLC, an affiliate of Corette assumed in full the Note. In connection with such assumption, the holder of the Note released the Company from any and all obligations arising under the Note.

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the three months ended December 31, 2019 and for the year ended September 30, 2019 were as follows:

	For the Three Months Ended December 31, 2019	For the Year Ended September 30, 2019

President, Chief Executive Officer	$-	$5,600
Chief Legal Officer		-
Chief Financial Officer, Secretary and Treasurer	-	5,600
	$-	$11,200	*

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

As of December 31, 2019 the Company owed to the Company’s officers, Mr. Nathan Rosenberg and Mr. Mark Radom, $19,822 (the “Debt”) for cash advances of $2,403 and professional consulting fees of $17,419 incurred by the Company in accordance with the effective Service Agreement between the Company and its Chief Legal Officer. The Company’s officers agreed to donate the Debt to the Company’s contributed capital in full satisfaction of the Debt, effective December 31, 2019.

These Debt settlements improved the Company’s financial position and increased its working capital. The Company’s current and former officers released and forever discharged the Company, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Company they ever had or now have in connection to the Debt.

Accounts Payable – Related Parties

As of December 31, 2019 and September 30, 2019 the Company owed its directors, officers and former directors and officers $14,153 and $0 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

Note 8 – Stockholders’ Equity (Deficit)

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

The following table represents a summary of the restricted stock cancellation and issuance during the year ended September 30, 2018:

	Name and Title of	Balance September	Number of Shares		Balance September
Title of Class	Beneficial Owner	30, 2017	Canceled	Issued	30, 2018
Common	T.Barker, former President	-		400,000	400,000
Common	Y.Startsev, President, C.E.O.	1,500,000	(1,500,000)	1,300,000	1,300,000
Common	N.Kuzmin, C.F.O.	1,250,000	(1,250,000)	1,050,000	1,050,000
Total Number of Shares:		2,750,000	(2,750,000)	2,750,000	2,750,000

In September 2018 the Company issued 100,000 restricted shares of common stock at a price of $0.02 per share for consulting services related to business development provided by a third party.

On December 4, 2019 the Company issued 24,000,000 restricted shares of common stock to Corette LLC as compensation for its contribution of Solstice to the Company. These shares were cancelled as per Rescission Agreement between the Company and Corette.

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

Note 9 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to December 31, 2019 to September 28, 2021, date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed below.

On March 24, 2020 (the “Effective Date”) the Company and Corette entered into a Rescission Agreement (the “Rescission Agreement”) whereby both parties agreed to rescind all transactions and contributions by each of the parties related to acquisition of Ontario, Fairway and Solstice (the “Acquisition”).

In accordance with the terms of the Rescission Agreement all transactions, contributions and share issuances are each void ab initio and of no force or effect. The parties agreed to restore their respective holdings, positions and relative interests prior to the acquisition transactions, restitutio in integrum.

Prior to the Effective Date, Aitan Zacharin was appointed to the Company’s Board of Directors followed by the resignation of Nathan Rosenberg as a member of the Board of Directors and from all officerial positions of Kinetic Group Inc. Aitan Zacharin was appointed as President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

Sale of Subsidiary

On June 14, 2020, the Company disposed of 100% of the outstanding equity of its wholly-owned inactive subsidiary, Kinetic Development Inc., an Ontario corporation in consideration for $1.00 to a former director of the Company.

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

Results of operations for the three-month periods ended December 31, 2019 and 2018.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended December 31, 2019 and 2018 was $0 and $5,475 respectively. Our cost of revenues for the three-month period ended December 31, 2019 and 2018 was $0 and $1,950 respectively.

Costs and Expenses

The major components of our expenses for the three-month periods ended December 31, 2019 and 2018 are outlined in the table below:

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018	Increase (Decrease)

Compensation - officers	$-	$1,050	$(1,050)
Professional fees	31,572	7,350	24,222
General and administrative	3,584	5,202	(1,618)
	$35,156	$13,602	$21,554

The increase in our operating costs for the three months ended December 31, 2019, compared to the same period in our fiscal 2018, was mainly due to an increase in officers’ compensation.

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

Accounts Payable – Related Parties

As of December 31, 2019 and September 30, 2019 the Company owed its directors and officers $14,153 and $0 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity and Capital Resources

	As of	As of
	December 31,	September 30,
	2019	2019

Total current assets	$44	$19
Total current liabilities	20,381	5,022
Working capital (deficiency)	$(20,337)	$(5,003)

Liquidity

Our internal liquidity is provided by our operations. During the three-month periods ended December 31, 2019 and 2018 the Company reported net loss from operations of $35,156 and $10,077, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018

Net cash provided (used) by operating activities	$(2,378)	$(5,467)
Cash used in investing activities	-	-
Cash provided by financing activities	2,403	-
Net change in cash	$25	$(5,467)

We have generated revenues of $0 and $5,475 during the three-month periods ended December 31, 2019 and 2018, respectively.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2019 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended December 31, 2019 and 2018, and currently we are not involved in any pending litigation or legal proceeding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended December 31, 2019 and 2018.

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

Date: September 27, 2021

KINETIC GROUP INC.

By:	/s/ Aitan Zacharin
Aitan Zacharin
Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Aitan Zacharin	President, C.E.O. and Director	September 27, 2021
Aitan Zacharin	Chief Executive Officer (Principal Executive Officer) and Director

