Form 10-Q
period 2020-03-31
KINETIC GROUP INC.
filed 2021-09-27
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

KINETIC GROUP INC.

2

KINETIC GROUP INC.

For the Three and Six Months Ended March 31, 2020 and 2019

(Unaudited)

3

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2020	September 30, 2019
ASSETS
Current Assets:
Cash	$3	$19
Total Assets	$3	$19

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$6,228	$2,972
Accounts payable - related parties	14,153	-
Client’s deposits	-	2,050
Total current liabilities	20,381	5,022
Total Liabilities	20,381	5,022

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 5,060,000 shares issued and outstanding as of March 31, 2020 and September 30, 2019	5,060	5,060
Additional paid-in capital, includes $130,297 and $110,475 of forgiven debt by related parties as of March 31, 2020 and September 30, 2019, respectively	171,862	152,040
Accumulated deficit	(197,300)	(162,103)
Total stockholders’ equity (deficit)	(20,378)	(5,003)
Total Liabilities and Stockholder’s Equity (Deficit)	$3	$19

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2020 (Unaudited)	Three Months Ended March 31, 2019 (Unaudited)

Revenue	$-	$3,375
Cost of revenue	-	1,500
Gross profit	-	1,875

Operating Expenses:
Compensation – officers	-	1,500
Professional fees	-	3,500
General and administrative	41	3,633
Total operating expenses	41	8,633
Income (Loss) from Operations	(41)	(6,758)
Income tax provision	-	-
Net Income (Loss)	$(41)	$(6,758)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Outstanding - Basic and Diluted	5,060,000	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended March 31, 2020 (Unaudited)	Six Months Ended March 31, 2019 (Unaudited)

Revenue	$-	$8,850
Cost of revenue	-	3,450
Gross profit	-	5,400

Operating Expenses:
Compensation – officers	-	2,550
Professional fees	31,572	10,850
General and administrative	3,625	8,835
Total operating expenses	35,197	22,235
Income (Loss) from Operations	(35,197)	(16,835)
Income tax provision	-	-
Net Income (Loss)	$(35,197)	$(16,835)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Outstanding - Basic and Diluted	5,060,000	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2018	5,060,000	$5,060	$99,017	$(124,862)	$(20,785)

Net income (loss)	-	-	-	(10,077)	(10,077)
Balance – December 31, 2018 (Unaudited)	5,060,000	$5,060	$99,017	$(134,939)	$(30,862)

Net income (loss)	-	-	-	(6,758)	(6,758)
Balance – March 31, 2019 (Unaudited)	5,060,000	$5,060	$99,017	$(141,697)	$(37,620)

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2019	5,060,000	$5,060	$152,040	$(162,103)	$(5003)
Common stock issued for asset at $0.001	24,000,000	24,000			24,000
Common stock cancellation	(24,000,000)	(24,000)	-		(24,000)
Debt forgiven-related party			19,822		19,822
Net income (loss)				(35,156)	(35,156)
Balance – December 31, 2019 (Unaudited)	5,060,000	$5,060	$171,862	$(197,259)	$(20,337)
Net income (loss)				(41)	(41)
Balance – March 31, 2020 (Unaudited)	5,060,000	$5,060	$171,862	$(197,300)	$(20,378)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2020 (Unaudited)	Six Months Ended March 31, 2019 (Unaudited)
Operating Activities:
Net loss	$(35,197)	$(16,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	966
Changes in Operating Assets and Liabilities- Prepaid expenses	-	275
Accounts payable and accrued liabilities	3,256	4,390
Accounts payable - related party	31,572	6,000
Clients’ deposits	(2,050)	-
Payroll taxes payable	-	(516)
Net Cash Provided (Used) by Operating Activities	(2,419)	(5,720)

Investing Activities:
Acquisition of property and equipment	-	-
Acquisition of software	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	-	-
Cash advances – related party	2,403	-
Net Cash Provided by Financing Activities	2,403	-

Net Change in Cash	(16)	(5,720)
Cash - Beginning of Period	19	5,748
Cash - End of Period	$3	$28

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities:
Accrued compensation-officer-forgiven and contributed to capital	$17,419	$-
Common stock issued for asset	$24,000	$-
Common stock cancellation	$(24,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE March 31, 2020 AND 2019 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2020 and 2019. KDI is included as of December 31, 2019 and 2018 and for the period from March 23, 2018 (date of formation) through December 31, 2018. All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2020 and 2019.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended March 31, 2020 and 2019.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at March 31, 2020, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2019 and September 30, 2019 consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2020	September 30, 2019

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(5,832)
Computer equipment, net		-	-
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the three-month period ended March 31, 2020 and for the year ended September 30, 2019 was $0 and $1,609, respectively.

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

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the three months ended December 31, 2019 and for the year ended September 30, 2019 were as follows:

	For the Six Months Ended March 31, 2020	For the Year Ended September 30, 2019

President, Chief Executive Officer	$-	$5,600
Chief Legal Officer		-
Chief Financial Officer, Secretary and Treasurer	-	5,600
	$-	$11,200	*

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

Accounts Payable – Related Parties

As of March 31, 2020 and September 30, 2019 the Company owed its directors, officers and former directors and officers $14,153 and $0 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

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

Cantek Transaction

As of March 24, 2020, the Company, Cantek Holdings (2020) Ltd., an Israeli company (“Cantek”) and the shareholders of Cantek (the “Cantek Shareholders”) entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire 100% of the outstanding shares of Cantek in exchange for the issuance of 26,349,800 shares of common stock of the Company to the Cantek Shareholders and the Company’s commitment to issue 4,115,020 shares of preferred stock of the Company, each convertible into ten shares of Common Stock of the Company to the Cantek Shareholders in the future (the “Exchange Agreement”).

The Exchange Agreement includes representations and warranties of each of the Company. The Exchange Agreement provides that, if (i) the Company does not receive firm written commitments for investment not less than $15,000,000 on or before December 31, 2020, (ii) the Company fails to file its quarterly and annual reports on forms 10-Q and 10-K (the “Reports”) for the 12-month period following the date hereof (not including any filings with respect to the period prior to the Closing Date which have not been completed as of the date hereof), (iii) any of the representations and warranties of the Company shall have been untrue as of the date on which such representation or warranty was made or (iv) Chasdei Hashem Holdings Ltd (the “Chasdei Hashem”), the primary shareholder of Cantek, and Aitan Zacharin mutually agree, the transactions contemplated by the Exchange Agreement may be reversed and will lose all force and effect, with the shares of Cantek reverting to the Cantek Shareholders and the Exchange Shares treated as though they were never issued by the Company.

In connection with the Cantek Transaction, Chasdei Hashem became the controlling shareholder of the Company. Each of Chasdei Hashem and the other holders of Company shares hold the following numbers and percentages of shares of the Company. Each of the stockholders listed below have granted to Chasdei Hashem a proxy and power of attorney with respect to all of such stockholder’s shares of the Company acquired under the Exchange Agreement

Stockholder	Shares of Common Stock	Shares of Preferred Stock	Percentage Ownership
Chasdei Hashem Holdings Ltd.	20,052,198	3,131,530	68.5%
Daniel Mahlouf	2,371,482	370,352	8.1%
David Zehavi	652,158	101,847	2.2%
Chagit Weinstock	652,158	101,847	2.2%
Sharon Israel	2,621,805	409,444	9.0%

The percentage ownership includes conversion of the Preferred Stock into Common Stock. The beneficial owner of the shares of Chasdei Hashem is Shiri Capuano. Shiri Capuano is the spouse of Samuel Capuano, a director of the Company.

Mr. Samuel Capuano was appointed as a director of the Company. Mr. Capuano and Cannabis Technology Laboratories Ltd., a subsidiary of the Company, are parties to an employment agreement pursuant to which Mr. Capuano receives a monthly salary of NIS 31,000.

Cantek is a diverse, vertically aligned cannabis company centered around an extensive growing, processing and distribution operation in Israel for distribution domestically and in the European Union. Cantek is also supporting R&D operations to develop unique devices for more effective and controlled consumption, and intends to develop innovative products, cannabis strains and extraction methodology.

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

Results of operations for the six-month periods ended March 31, 2020 and 2019.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended March 31, 2020 and 2019 was $0 and $8,850 respectively. Our cost of revenues for the three-month period ended March 31, 2020 and 2019 was $0 and $3,450 respectively.

Costs and Expenses

The major components of our expenses for the three-month periods ended March 31, 2020 and 2019 are outlined in the table below:

	For the Six Months Ended March 31, 2020	For the Six Months Ended March 31, 2019	Increase (Decrease)

Compensation - officers	$-	$2,550	$(2,550)
Professional fees	31,572	10,850	20,722
General and administrative	3,625	8,835	(5,210)
	$35,197	$22,235	$12,962

The increase in our operating costs for the six months ended March 31, 2020, compared to the same period in our fiscal 2019, was mainly due to an increase in professional fees..

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

Accounts Payable – Related Parties

As of March 31, 2020 and September 30, 2019 the Company owed its directors and officers $14,153 and $0 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity and Capital Resources

	As of	As of
	March 31,	March 31,
	2020	2019

Total current assets	$3	$19
Total current liabilities	20,381	5,022
Working capital (deficiency)	$(20,378)	$(5,003)

Liquidity

Our internal liquidity is provided by our operations. During the six-month periods ended March 31, 2020 and 2019 the Company reported net loss from operations of $35,197 and $16,835, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended March 31, 2020	For the Six Months Ended March 31, 2019

Net cash provided (used) by operating activities	$(2,419)	$(5,720)
Cash used in investing activities	-	-
Cash provided by financing activities	2,403	-
Net change in cash	$(16)	$(5,720)

We have generated revenues of $0 and $8,850 during the six-month periods ended March 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2020 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

