Form 10-Q
period 2020-06-30
KINETIC GROUP INC.
filed 2021-09-27
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Shares
Common Stock, $0.001 par value	23,710,200

KINETIC GROUP INC.

2

KINETIC GROUP INC.

For the Three and Nine Months Ended June 30, 2020 and 2019

(Unaudited)

3

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2020	September 30, 2019
ASSETS
Current Assets:
Cash	$-	$19
Total Assets	$-	$19

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$6,228	$2,972
Accounts payable - related parties	14,153	-
Client’s deposits	-	2,050
Total current liabilities	20,381	5,022
Total Liabilities	20,381	5,022

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 5,060,000 shares issued and outstanding as of June 30, 2020 and September 30, 2019	5,060	5,060
Additional paid-in capital, includes $130,297 and $110,475 of forgiven debt by related parties as of March 31, 2020 and September 30, 2019, respectively	171,862	152,040
Accumulated deficit	(197,303)	(162,103)
Total stockholders’ equity (deficit)	(20,381)	(5,003)
Total Liabilities and Stockholder’s Equity (Deficit)	$-	$19

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 20120 (Unaudited)	Three Months Ended June 30, 2019 (Unaudited)

Revenue	$-	$1,500
Cost of revenue	-	750
Gross profit	-	750

Operating Expenses:
Compensation – officers	-	2,250
Professional fees	-	3,500
General and administrative	3	4,372
Total operating expenses	3	10,122
Income (Loss) from Operations	(3)	(9,372)
Income tax provision	-	-
Net Income (Loss)	$(3)	$(9,372)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Outstanding - Basic and Diluted	5,060,000	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended June 30, 20120 (Unaudited)	Nine Months Ended June 30, 2019 (Unaudited)

Revenue	$-	$10,350
Cost of revenue	-	4,200
Gross profit	-	6,150

Operating Expenses:
Compensation – officers	-	4,800
Professional fees	31,572	14,350
General and administrative	3,628	13,207
Total operating expenses	35,200	32,357
Income (Loss) from Operations	(35,200)	(26,207)
Income tax provision	-	-
Net Income (Loss)	$(35,200)	$(26,207)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Outstanding - Basic and Diluted	5,060,000	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2018	5,060,000	$5,060	$99,017	$(124,862)	$(20,785)
Net income (loss)	-	-	-	(10,077)	(10,077)
Balance – December 31, 2018 (Unaudited)	5,060,000	$5,060	$99,017	$(134,939)	$(30,862)
Net income (loss)	-	-	-	(6,758)	(6,758)
Balance – March 31, 2019 (Unaudited)	5,060,000	$5,060	$99,017	$(141,697)	$(37,620)
Net income (loss)				(9,372)	(9,372)
Balance – June 30, 2020 (Unaudited)	5,060,000	$5,060	$99,017	$(151,069)	$(46,992)

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2019	5,060,000	$5,060	$152,040	$(162,103)	$(5003)
Common stock issued for asset at $0.001	24,000,000	24,000			24,000
Common stock cancellation	(24,000,000)	(24,000)	-		(24,000)
Debt forgiven-related party			19,822		19,822
Net income (loss)				(35,156)	(35,156)
Balance – December 31, 2019 (Unaudited)	5,060,000	$5,060	$171,862	$(197,259)	$(20,337)
Net income (loss)				(41)	(41)
Balance – March 31, 2020 (Unaudited)	5,060,000	$5,060	$171,862	$(197,300)	$(20,378)
Net income (loss)				(3)	(3)
Balance – June 30, 2020 (Unaudited)	5,060,000	$5,060	$171,862	$(197,303)	$(20,381)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2020 (Unaudited)	Six Months Ended June 30, 2019 (Unaudited)
Operating Activities:
Net loss	$(35,200)	$(26,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,450
Changes in Operating Assets and Liabilities-
Prepaid expenses	-	275
Accounts payable and accrued liabilities	3,256	8,260
Accounts payable - related party	31,572	9,000
Clients’ deposits	(2,050)	2,050
Payroll taxes payable	-	(516)
Net Cash Provided (Used) by Operating Activities	(2,422)	(5,688)

Investing Activities:
Acquisition of property and equipment	-	-
Acquisition of software	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	-	-
Cash advances – related party	2,403	-
Net Cash Provided by Financing Activities	2,403	-

Net Change in Cash	(19)	(5,688)
Cash - Beginning of Period	19	5,748
Cash - End of Period	$-	$60

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities:
Accrued compensation-officer-forgiven and contributed to capital	$17,419	$-
Common stock issued for asset	$24,000	$-
Common stock cancellation	$(24,000)	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE JUNE 30, 2020 AND 2019 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2020 and 2019. KDI is included as of December 31, 2019 and 2018 and for the period from March 23, 2018 (date of formation) through December 31, 2018. All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at June 30, 2020 and 2019.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended June 30, 2020 and 2019.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at June 30, 2020, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2020 and September 30, 2019 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2020	September 30, 2019

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(5,832)
Computer equipment, net		-	-
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the nine-month period ended June 30, 2020 and for the year ended September 30, 2019 was $0 and $1,609, respectively.

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

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the nine months ended June 30, 2020 and for the year ended September 30, 2019 were as follows:

	For the Nine Months Ended June 30, 2020	For the Year Ended September 30, 2019

President, Chief Executive Officer	$-	$5,600
Chief Legal Officer		-
Chief Financial Officer, Secretary and Treasurer	-	5,600
	$-	$11,200	*

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

Accounts Payable – Related Parties

As of June 30, 2020 and September 30, 2019 the Company owed its directors, officers and former directors and officers $14,153 and $0 respectively. These amounts represent unpaid consulting fees as of the end of the reporting period.

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

On November 1, 2020, in accordance with the terms of the Exchange Agreement, dated March 24, 24, 2020, among the Company, Cantek and the Cantek Shareholders (the “Exchange Agreement”), the Company and Cantek mutually agreed to immediately reverse the transactions thereunder. Under the Exchange Agreement, the Company agreed to acquire 100% of the outstanding shares of Cantek in exchange for the issuance of 26,349,800 shares of common stock of the Company to the Cantek Shareholders and the Company’s commitment to issue 4,115,020 shares of preferred stock of the Company, each convertible into ten shares of Common Stock of the Company to the Cantek Shareholders in the future (the “Exchange Agreement”) and reversed the transactions contemplated thereby. As a result, the Company no longer has any ownership or other interest in Cantek and the Cantek Shareholders no longer have any ownership interest in the Company.

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

Results of operations for the nine-month periods ended June 30, 2020 and 2019.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the nine-month periods ended June 30, 2020 and 2019 was $0 and $10,350 respectively. Our cost of revenues for the nine-month period ended June 30, 2020 and 2019 was $0 and $4,200 respectively.

Costs and Expenses

The major components of our expenses for the nine-month periods ended June 30, 2020 and 2019 are outlined in the table below:

	For the Nine Months Ended June 30, 2020	For the Nine Months Ended June 30, 2019	Increase (Decrease)

Compensation - officers	$-	$4,800	$(4,800)
Professional fees	31,572	14,350	17,222
General and administrative	3,628	13,207	(9,579)
	$35,200	$32,357	$2,843

The increase in our operating costs for the nine months ended June 30, 2020, compared to the same period in our fiscal 2019, was mainly due to an increase in professional fees..

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

Accounts Payable – Related Parties

As of June 30, 2020 and September 30, 2019 the Company owed its directors and officers $14,153 and $0 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

Liquidity and Capital Resources

	As of	As of
	June 30, 2020	September 30, 2019

Total current assets	$0	$19
Total current liabilities	20,381	5,022
Working capital (deficiency)	$(20,381)	$(5,003)

Liquidity

Our internal liquidity is provided by our operations. During the nine-month periods ended June 30, 2020 and 2019 the Company reported net loss from operations of $35,200 and $26,207, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended June 30, 2020	For the Nine Months Ended June 30, 2019

Net cash provided (used) by operating activities	$(2,422)	$(5,688)
Cash used in investing activities	-	-
Cash provided by financing activities	2,403	-
Net change in cash	$(19)	$(5,688)

We have generated revenues of $0 and $10,350 during the nine-month periods ended June 30, 2020 and 2019, respectively.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2020 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

