Form 10-K
period 2020-09-30
KINETIC GROUP INC.
filed 2021-09-27
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of March 31, 2020, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $1,084,080.

As of September 28, 2021, there were 23,710,200 shares of the registrant’s common stock outstanding.

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

Our Business

Kinetic Group Inc., a Nevada corporation, was formed under the laws of the State of Nevada on June 6, 2014. Kinetic Group is a full service integrated digital marketing agency. The company provides marketing and strategy services to early stage companies.

On March 17, 2020, the “Company entered into a rescission agreement (the “Rescission Agreement”) with Corette, LLC (“Corette”) pursuant to which (i) the acquisition of Solstice Marketing Concepts LLC (the “Acquisition”) was rescinded and rendered void ab initio and (the “Rescission”) (ii) the 26,349,800 shares received by Corette in connection with the Acquisition were transferred back to the Company for cancellation.

Mutual Release

Pursuant to the Rescission Agreement, each of the Company and Corette on behalf of itself and its respective partners, agents, assigns, heirs, officers, directors, employees, executors, and attorneys (“Affiliates”) forever and finally released, relieved, acquitted, absolved and discharged the other party and its Affiliates from any and all losses, claims, debts, liabilities, demands, obligations, promises, acts, omissions, agreements, costs and expenses, damages, injuries, suits, actions and causes of action, of whatever kind or nature, whether known or unknown, suspected or unsuspected, contingent or fixed, that they may have against the other party and its Affiliates, including, without limitation, claims for indemnification, based upon, related to, or by reason of any matter, cause, fact, act, or omission occurring or arising from the Acquisition; except for those arising from the Rescission Agreement, including, without limitation, in connection with the representations and warranties contained in the Rescission Agreement.

Trade Payables

In connection with the Rescission, Corette has agreed that certain payables owed by the Company, including but not limited to, amounts owed to Company’s auditor, transfer agent, accountants, consultants, counsel and other service providers and any amounts owed under consulting, employment, service or similar agreements, will be assumed in full by Fairway, LLC, an affiliate of Corette.

Indemnity

Subject to a $50,000 limit, the Company agreed in the Rescission Agreement to indemnify, defend, and hold harmless the Corette, Fairway, LLC, Nathan Rosenberg and Claudio Dotta (the “Corette Principals”) and their respective directors, managers, members, officers, shareholders, agents, representatives, successors, heirs and assigns (each, a “Corette Indemnified Party”) from and against all demands, claims, actions, causes of action, assessments, losses, damages, liabilities, costs and expenses, including, without limitation, interest, penalties and reasonable attorneys’ fees and expenses (collectively, “Damages”), directly asserted against, resulting to, imposed upon or incurred by a Corette Indemnified Party at any time after the date of the Rescission Agreement, by reason of, resulting from or in connection with: (i) any failure or breach by the Company and officers, directors, shareholders, agents, representatives, successors and assigns to perform any of its covenants, agreements, or obligations under the Rescission Agreement; (ii) any inaccuracy or incompleteness of any of the representations and warranties of the Company contained in the Rescission Agreement; (iii) any act and/or omission by the Company, including, without limitation, any act taken, or any document executed, by Corette, and/or the Corette Principals, as applicable, as a member of the Board of Directors or officer of the Company, or upon advice of the Company’s counsel; or (iv) claims from or related to the Acquisition and the Rescission (collectively, the “Corette Claims”).

Effective March 24, 2020, Company, Cantek Holdings (2020) Ltd., an Israeli company (“Cantek”) and the shareholders of Cantek (the “Cantek Shareholders”) entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire 100% of the outstanding shares of Cantek in exchange for the issuance of 26,349,800 shares of common stock of the Company to the Cantek Shareholders and the Company’s commitment to issue 4,115,020 shares of preferred stock of the Company, each convertible into ten shares of Common Stock of the Company to the Cantek Shareholders in the future (the “Exchange Agreement”).

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

The Exchange Agreement included representations and warranties of each of the Company. The Exchange Agreement provides that, if (i) the Company does not receive firm written commitments for investment not less than $15,000,000 on or before December 31, 2020, (ii) the Company fails to file its quarterly and annual reports on forms 10-Q and 10-K (the “Reports”) for the 12-month period following the date hereof (not including any filings with respect to the period prior to the Closing Date which have not been completed as of the date hereof), (iii) any of the representations and warranties of the Company shall have been untrue as of the date on which such representation or warranty was made or (iv) Chasdei Hashem Holdings Ltd, the primary shareholder of Cantek, and Aitan Zacharin mutually agree, the transactions contemplated by the Exchange Agreement may be reversed and will lose all force and effect, with the shares of Cantek reverting to the Cantek Shareholders and the Exchange Shares treated as though they were never issued by the Company.

On November 1, 2020, Kinetic Group Inc. (the “Company”) entered into a Notice of Termination and Release agreement with Cantek Holdings (2020) Ltd., an Israeli company (“Cantek”) and the shareholders of Cantek (the “Cantek Shareholders”) pursuant to which the Company Company released any and all claims against Cantek, the Cantek Shareholders and other parties (the “Related Parties”) and the and the Company agreed to indemnify Cantek and the Cantek Shareholders against any and all claims, losses, damages, fees, expenses that arise out of or are in any connected to its association with the Company, including, but not limited to, the Exchange Agreement and Note (each as defined below) any indebtedness of the Company.

On November 1, 2020, in accordance with the terms of the Exchange Agreement, dated March 24, 2020, among the Company, Cantek and the Cantek Shareholders (the “Exchange Agreement”), the Company and Cantek mutually agreed to immediately reverse the transactions thereunder. Under the Exchange Agreement, the Company agreed to acquire 100% of the outstanding shares of Cantek in exchange for the issuance of 26,349,800 shares of common stock of the Company to the Cantek Shareholders and the Company’s commitment to issue 4,115,020 shares of preferred stock of the Company, each convertible into ten shares of Common Stock of the Company to the Cantek Shareholders in the future (the “Exchange Agreement”) and reversed the transactions contemplated thereby. As a result, the Company no longer has any ownership or other interest in Cantek and the Cantek Shareholders no longer have any ownership interest in the Company.

As previously disclosed in the current report on Form 8-K filed by the Company on March 24, 2020 (the “March 24 8-K”), the Company (i) entered into a rescission agreement (the “Rescission Agreement”) with Corette, LLC (“Corette”) pursuant to which the acquisition by the Company of Solstice Marketing Concepts LLC was rescinded and rendered void ab initio and (ii) the $1,200,000 convertible note (the “Note”) issued by the Company to Shaidim Enterprises, LLC (“Shaidim”) was assumed by Fairway, LLC, an affiliate of Corette.

Contrary to what the Company understood at the time of the March 24 8-K, Shaidim formally declared on July 20, 2020 that it did not, in fact, consent to the assignment of the Note. Therefore, the Note remains a direct obligation of the Company. As a further result of the lack of consent from Shaidim to assign the Note to Fairway, (i) the Company is in breach of its obligation under the Rescission Agreement to obtain the written consent of Shaidim to such assignment and (ii) the Company is breach of its representations and warranties to Cantek and the Cantek Shareholders under the Exchange Agreement.

The Company was recently advised that on July 9, 2021 Shaidim signed an agreement with Fairway LLC, in which Shaidim expressly recognized that although it initially rejected the rescission agreement whereby Corette LLC undid its conveyance of Fairway to the Company, and the substitution of a Fairway note for the Note, Shaidim agreed to forego any such claims against the Company in favor of a cash settlement from Fairway. The Company was further advised that Shaidim was fully repaid in August 2021 and has no further claims of any nature in respect of the Note.

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

Employees

As of September 30, 2020 we had one employee and director – Aitan Zacharin, our chief executive officer and sole director. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are voluntarily subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549.

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

We were incorporated on June 6, 2014, have generated, $[] in revenues from sales, and have incurred $[] in cost of revenue and $[] in operating expenses since our in inception. As of September 30, 2020, we had accumulated a deficit of $([]). We have a limited operating history upon which an evaluation of our future success or failure can be made. Based on current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

We depend on key personnel.

We are currently relying on key individuals to continue our business and operations and, in particular, the professional expertise and services of Aitan Zacharin, our Chief Executive Officer and Director.

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

However, since Mr. Zacharin, our sole officer and director, resides outside the United States, substantially all or a portion of their assets are located outside the United States. As a result, it may not be possible for investors to:

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

Our Board of Directors is comprised of one individual, who is also our executive officer. As a result, we do not have independent directors on our Board of Directors.

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

Because our current officer and director owns 89% of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders and will be able to cause our company to engage in business combination without seeking shareholder approval.

Our current officer and director owns 89% of the outstanding shares of our common stock as of the date of this filing. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets. They are able to exercise complete control over the company and have the ability to make decisions regarding, (i) whether to issue common stock and preferred stock, including decisions to issue common and preferred stock to themselves; (ii) employment decisions, including their own compensation arrangements, (iii) the appointment of all directors; and (iv) whether to enter into material transactions with related parties. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

The Company is subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as a fully reporting company.

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

As of September 30, 2020, we had [] shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

As of September 30, 2020, 2,710,200 of the outstanding shares of our Common Stock are ‘‘unrestricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As unrestricted securities, these shares may be resold under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.

We intend to sell more restricted shares or securities convertible into restricted shares as part of our efforts to finance the Company’s operations. As a result of revisions to Rule 144, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

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

Market Information

On August 27, 2018, our common stock was verified for trading on OTC Link ATS under the trading symbol KNIT. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Link ATS for the year ended September 30, 2020.

	2020
	High		Low
First Quarter	-	*	-
Second Quarter	$1.05		$0.51
Third Quarter	$2.05		$0.99
Fourth Quarter	$2.35		$0.40

* There were no trades in our common stock during the relevant period.

Holders.

As of September 30, 2020, there were 50 record holders of 2,710,200 shares of the Company’s common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

In August 2021, we transferred 21,000,000 shares to Aitan Zacharin as compensation for his ongoing service to the Company.

The above transactions were undertaken to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company. The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2020 and 2019.

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

Revenue

We generate revenue from sales of our marketing and web development services directly to small and medium-sized businesses. We acquire customers through direct telemarketing, referrals and our primary website that provides a description of our company and our service offerings (www.groupkinetic.com).

Our gross revenue from the provision of services for the years ended September 30, 2020 and 2019 was $0 and $10,350 respectively. Our cost of revenues for the year ended September 30, 2019 was $4,200 resulting in a gross income of $6,150.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2020 and 2019 are outlined in the table below:

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019	Increase (Decrease)

Compensation - officers	$-	$7,000	$(7,000)
Professional fees	31,572	17,850	13,722
General and administrative	3,797	18,541	(14,744)
	$35,369	$43,391	$(8,022)

The decrease in our operating costs for the year ended September 30, 2020, compared to our fiscal 2019, was due to a decrease in our corporate activities and expenses related to implementation of our business plan.

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019

President, Chief Executive Officer	$-	$5,600
Former President		-
Chief Financial Officer, Secretary and Treasurer	-	5,600
	$-	$11,200	*

* - During the year ended September 30, 2019, $4,200 of these related parties consulting services was recognized in cost of revenues and $7,000 in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As of September 30, 2020 and 2019 the Company owed its directors and officers $0 and $0 respectively.

Liquidity

Our internal liquidity is provided by our operations. During the years ended September 30, 2020 and 2019 the Company reported net loss from operations of $14,819 and $37,241, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019

Net cash used in operating activities	$(19)	$(41,527)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	35,798
Net increase (decrease) in cash	$(19)	$(5,729)

We have generated revenues of $0 and $10,350 during the years ended September 30, 2020 and 2019, respectively. In addition, we received proceeds of $0 and $0 from sale of our common stock during the years ended September 30, 2020 and 2019. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Operating Activities

Our cash used by operating activities as of September 30, 2020 of $19 (September 30, 2019: $41,527) is a net result of cash generated from sales of our marketing and web development services, and changes in our current assets and liabilities.

This portion of our cash flow represents the most significant, in addition to the offering proceeds and sale of unregistered stock, source of funding for our operations during the years ended September 30, 2020 and 2019. The major uses of our operating cash include acquisition of computer equipment and software, funding general operating expenses (professional fees, consulting, travel, office expenses and office rent) and cost of revenues.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended September 30, 2020.

Cash Flows from Financing Activities

Not applicable.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2020 and 2019, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KINETIC GROUP INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kinetic Group Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kinetic Group Inc (the “Company”) as of September 30, 2020, the related consolidated statements of operations, changes in shareholders’ equity and cash flows, for the year ended September 30, 2020, and the related notes collectively referred to as the “financial statements. The financial statement of Kinetic Group Inc. As of September 30, 2019, were audited by other auditors whose report dated December 12, 2019, expressed an unqualify opinion on those statement.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $14,819 for the year ended September 30, 2020, and an accumulated deficit of $176,922 at September 30, 2020. The continuation of the Company as a going concern through September 30, 2020, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company’s auditor since September 2020.

September 23rd, 2021.

Lagos Nigeria

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	September 30, 2019
ASSETS
Current Assets:
Cash	$-	$19
Total current assets	-	19
Total Assets	$-	$19

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$-	$2,972
Client’s deposits	-	2,050
Total current liabilities	-	5,022
Total Liabilities	-	5,022

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,710,000 and 5,060,000 shares issued and outstanding as of September 30, 2020 and 2019	2,710	5,060
Additional paid-in capital	174,212	152,040
Accumulated deficit	(176,922)	(162,103)
Total stockholders’ equity (deficit)	-	(5,003)
Total Liabilities and Stockholder’s Equity (Deficit)	$-	$19

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2020	Year Ended September 30, 2019

Revenue	$-	$10,350
Cost of revenue	-	4,200
Gross profit	-	6,150

Operating Expenses:
Compensation – officers	-	7,000
Professional fees	31,572	17,850
Salaries	-	-
General and administrative	3,797	18,541
Total operating expenses	35,369	43,391
Income (Loss) from Operations	(35,369)	(37,241)

Other income-cancelation of debt	20,550	-
Income (loss) before income tax provision	(14,819)	(37,241)
Income tax provision	-	-
Net Income (Loss)	$(14,819)	$(37,241)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Outstanding - Basic and Diluted	3,057,725	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2018	5,060,000	$5,060	$99,017	$(124,862)	$(20,785)

Debt forgiven-related party	-	-	53,023	-	53,023
Net income (loss)	-	-	-	(37,241)	(37,241)
Balance – September 30, 2019	5,060,000	$5,060	$152,040	$(162,103)	$(5,003)
Debt forgiven-related party,net	-	-	19,822	-	19,822
Cancelation of shares	-2,350,000	-2,350	2,350	-	-
Net income (loss)	-	-	-	(14,819)	(14,819)
Balance – September 30, 2020	2,710,000	$2,710	$174,212	$(176,922)	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2020		Year Ended September 30, 2019
Operating Activities:
Net loss		$(14,819)	$(37,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		-	1,609
Cancelation of debt and common shares		19,822	-
Changes in Operating Assets and Liabilities-
Accounts receivable		-	-
Prepaid expenses		-	275
Accounts payable and accrued liabilities		(2,972)	(18,904)
Accounts payable - related party		-	11,200
Clients’ deposits		(2,050)	2,050
Payroll taxes payable		-	(516)
Net Cash Provided (Used) by Operating Activities		(19)	(41,527)

Investing Activities:
Acquisition of property and equipment		-	-
Acquisition of software		-	-
Net Cash Used in Investing Activities		-	-

Financing Activities:
Cash advances – related party		-	35,798
Net Cash Provided by Financing Activities		-	35,798

Net Change in Cash		(19)	(5,729)
Cash - Beginning of Period		19	5,748
Cash - End of Period		$-	$19

Cash paid during the period for:
Interest		$-	$-
Income tax paid		$-	$-

Non-Cash Financing and Investing Activities:
Accrued compensation-officers-forgiven and contributed to capital	$		$17,225
Restricted common stock canceled, and proceeds contributed to capital		$2,350	$-
Common stock issued for services		$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE SEPTEMBER 30, 2020 AND 2019 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2020 and 2019. KDI is included as of September 30, 2019 and 2018 and for the period from March 23, 2018 (date of formation) through September 30, 2018. All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2020 and 2019.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the years ended September 30, 2020 and 2019.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at September 30, 2020, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2019 and 2018 consisted of the following:

	Estimated Useful Lives (Years)	September 30, 2020	September 30, 2019

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(5,832)
Computer equipment, net		-	-
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the year ended September 30, 2020 and 2019 was $0 and $1,609, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the Company’s officers for the years ended September 30, 2020 and 2019 were as follows:

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019

President, Chief Executive Officer	$-	$5,600
Chief Financial Officer, Secretary and Treasurer	-	5,600
	$-	$11,200	*

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

Note 7 – Income Tax

Deferred Tax Assets

At September 30, 2019 and 2018, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $176,922 and $162,103, respectively, that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $27,427, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	September 30, 2020	September 30, 2019
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$27,427	$24.315
Less valuation allowance	(27,427)	(24,315)
Deferred tax assets, net of valuation allowance	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $3,112 during the year ended September 30, 2020 and $5,585 during the year ended September 30, 2019.

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019

Federal statutory income tax rate	15.0%	15.0%
Change in valuation allowance on net operating loss carry-forwards	(15.0)%	(15.0)%
Effective income tax rate	0.00%	0.00%

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at September 30, 2020 and 2019.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2020 and 2019, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at September 30, 2020 and 2019 relating to unrecognized tax benefits.

The tax years 2020-2019 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 8 – Concentrations

Customers:

The following table sets forth information as to each customer that accounted for 10% or more of the Company’s revenue for the years ended September 30, 2020 and 2019.

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019

Company A	-%	19.08%
Company B	-%	33.82%
Company C	-%	19.32%
Company D	-%	13.29%
Company E	-%	14.49%
Company F	-%	-%
Company G	-%	-%
Other Companies (less than 10% each)	-%	-%
	100.00%	100.00%

Note 9 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30, 2020 to September 28, 2021, date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events discussed below.

On March 24, 2020, KNIT entered into a rescission agreement (the “Rescission Agreement”) with Corette, LLC (“Corette”) pursuant to which (i) the acquisition of Solstice Marketing Concepts LLC (the “Acquisition”) was rescinded and rendered void ab initio (the “Rescission”); and (ii) the 26,349,800 shares received by Corette in connection with the Acquisition were transferred back to the Company for cancellation (collectively, the “Rescission”).

As a condition to the Rescission, Fairway, LLC, an affiliate of Corette (“Fairway”) assumed in full each of the convertible notes set forth below (the “Convertible Notes”). In connection with such assumption, the holders of such notes released the Company from any and all obligations arising under such Convertible Notes

Yuval Shani -	$125,000
Suresh Mahtani -	$400,000
Shaidim Enterprises, LLC -	$1,200,000
Total =	$1,725,000

(1)	Pursuant to that certain Convertible Redeemable Note dated on or about November 20, 2019.

(2)	Pursuant to that certain Convertible Redeemable Note dated on or about December 9, 2019.

(3)	Pursuant to that certain Convertible Redeemable Note dated on or about December 23, 2019.

Pursuant to the Rescission Agreement, each of KNIT and Corette on behalf of itself and its respective partners, agents, assigns, heirs, officers, directors, employees, executors, and attorneys (“Affiliates”) forever and finally released, relieved, acquitted, absolved and discharged the other party and its Affiliates from any and all losses, claims, debts, liabilities, demands, obligations, promises, acts, omissions, agreements, costs and expenses, damages, injuries, suits, actions and causes of action, of whatever kind or nature, whether known or unknown, suspected or unsuspected, contingent or fixed, that they may have against the other party and its Affiliates, including, without limitation, claims for indemnification, based upon, related to, or by reason of any matter, cause, fact, act, or omission occurring or arising from the Acquisition; except for those arising from the Rescission Agreement, including, without limitation, in connection with the representations and warranties contained in the Rescission Agreement.

In connection with the Rescission, Corette agreed that certain payables owed by KNIT, including but not limited to, amounts owed to KNIT’s auditor, transfer agent, accountants, consultants, counsel and other service providers and any amounts owed under consulting, employment, service or similar agreements, will be assumed in full by Fairway, LLC, an affiliate of Corette.

Subject to a $50,000 limit, KNIT agreed in the Rescission Agreement to indemnify, defend, and hold harmless the Corette, Fairway, LLC, Nathan Rosenberg and Claudio Dotta (the “Corette Principals”) and their respective directors, managers, members, officers, shareholders, agents, representatives, successors, heirs and assigns (each, a “Corette Indemnified Party”) from and against all demands, claims, actions, causes of action, assessments, losses, damages, liabilities, costs and expenses, including, without limitation, interest, penalties and reasonable attorneys’ fees and expenses, directly asserted against, resulting to, imposed upon or incurred by a Corette Indemnified Party at any time after the date of the Rescission Agreement, by reason of, resulting from or in connection with: (i) any failure or breach by KNIT and officers, directors, shareholders, agents, representatives, successors and assigns to perform any of its covenants, agreements, or obligations under the Rescission Agreement; (ii) any inaccuracy or incompleteness of any of the representations and warranties of KNIT contained in the Rescission Agreement; (iii) any act and/or omission by KNIT, including, without limitation, any act taken, or any document executed, by Corette, and/or the Corette Principals, as applicable, as a member of the Board of Directors or officer of KNIT, or upon advice of KNIT’s counsel; or (iv) claims from or related to the Acquisition and the Rescission.

In connection with the transactions described above, effective March 24, 2020, Nathan Rosenberg resigned as Director, President and Chief Executive Officer of KNIT.

Effective March 24, 2020, Aitan Zacharin was appointed to KNIT’s Board of Directors and also as the President, Chief Executive Officer and to all other official positions of KNIT, respectively, in each case, for a term of three years and a director of KNIT until the next annual meeting.

As of March 24, 2020, KNIT, Cantek Holdings (2020) Ltd., an Israeli company (“Cantek”) and the shareholders of Cantek (the “Cantek Shareholders”) entered into a Share Exchange Agreement pursuant to which KNIT agreed to acquire 100% of the outstanding shares of Cantek in exchange for the issuance of 26,349,800 shares of common stock of KNIT to the Cantek Shareholders and KNIT’s commitment to issue 4,115,020 shares of preferred stock of the Company, each convertible into ten shares of Common Stock of KNIT to the Cantek Shareholders in the future (the “Exchange Agreement”).

The Exchange Agreement provided that, if (i) KNIT does not receive firm written commitments for investment not less than $15,000,000 on or before December 31, 2020, (ii) KNIT fails to file its quarterly and annual reports on forms 10-Q and 10-K (the “Reports”) for the 12-month period following the date hereof (not including any filings with respect to the period prior to the Closing Date which have not been completed as of the date hereof), (iii) any of the representations and warranties of KNIT shall have been untrue as of the date on which such representation or warranty was made or (iv) Chasdei Hashem Holdings Ltd, the primary shareholder of Cantek, and Aitan Zacharin mutually agree, the transactions contemplated by the Exchange Agreement may be reversed and will lose all force and effect, with the shares of Cantek reverting to the Cantek Shareholders and the Exchange Shares treated as though they were never issued by KNIT.

On November 1, 2020, KNIT entered into a Notice of Termination and Release agreement with Cantek Cantek and the shareholders of Cantek (the “Cantek Shareholders”) pursuant to which KNIT released any and all claims against Cantek, the Cantek Shareholders and other parties (the “Related Parties”) and the and KNIT agreed to indemnify Cantek and the Cantek Shareholders against any and all claims, losses, damages, fees, expenses that arise out of or are in any connected to its association with KNIT, including, but not limited to, the Exchange Agreement and Note (each as defined below) any indebtedness of KNIT.

On November 1, 2020, in accordance with the terms of the Exchange Agreement, KNIT and Cantek mutually agreed to immediately reverse the transactions thereunder. Under the Exchange Agreement, KNIT had agreed to acquire 100% of the outstanding shares of Cantek in exchange for the issuance of 26,349,800 shares of common stock of KNIT to the Cantek Shareholders and KNIT’s commitment to issue 4,115,020 shares of preferred stock of the Company, each convertible into ten shares of Common Stock of the Company to the Cantek Shareholders in the future (the “Exchange Agreement”) and reversed the transactions contemplated thereby. As a result, KNIT no longer has any ownership or other interest in Cantek and the Cantek Shareholders no longer have any ownership interest in KNIT.

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

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position

Aitan Zacharin	President, Chief Executive Officer,
Chief Financial Officer, Secretary, Treasurer and Director

The Director will serve as Director until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement.

There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Kinetic Group affairs.

Aitan Zacharin. Mr. Aitan Zacharin is Chief Executive Officer, Director of the Company. Mr. Zacharin is an experienced executive with a broad knowledge in building and managing technology and consumer products businesses. In 2012, he co-founded Fuse Science, an innovative biotechnology company headquartered in Miami, Florida. Mr. Zacharin was responsible for the development and growth of the business from a seed stage R&D company to a publicly traded CPG and biotech business with multiple subsidiaries. During his tenure he was tasked with expanding the biotechnology IP portfolio, spearheading multiple in vitro studies, and growing a successful consumer products business. In scaling the company, Mr. Zacharin identified and hired executive talent to lead the commercialization strategy including the past President of SC Johnson Company and previous CEO of Champs and Footlocker Sports. He successfully led the company to raise over $10M in three oversubscribed rounds, as well as negotiated contracts with 26 world renowned athlete and celebrity brand ambassadors, which included top ranked pro golfer Tiger Woods. Under Mr. Zacharins leadership the company developed and commercialized multicategory consumer products through a retail footprint of 15,000 stores including Walgreens and GNC. Since his exit from Fuse Science, he was advising and investing in mid to late stage technology startups, and assisting them with capitalization, business strategy and development, and accelerating growth.

Item 11:	EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2020 and 2019 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i) ,	(j)
			Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Change in Pension Value & Non-quali- fied Deferred Compen- sation Earnings	All Other Compen- sation	Totals
Name and Principal* Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)

Aitain Zacharin	2020	0	0	0	0	0	0	[]	[]
President, CEO	2019	0	0	0	0	0	0	5,600	5,600

*Aitan Zacharin has acted as our chief executive officer and director since March 23, 2020, but has not received any compensation for such service or otherwise except for a one-time grant of 21,000,000 shares of our common stock in September 2021.

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Historically, the compensation for our current and former officers consisted of the payments made pursuant to the consulting agreements executed and previously filed with the Commission and incorporated herein by reference. For the years ended September 30, 2020 and 2019, the annual compensation was $0 and $0, to each Aitan Zacharin. We have not provided our named executive officers with perquisites or other personal benefits.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2020 and 2019.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended September 30, 2020 and 2019.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of September 30, 2020.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2020: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2020 there were 5,060,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership (1)	Percentage of Beneficial Ownership %

Common	Aitan Zacharin, CEO, President and Director	0	0

Common	All executive officers and directors as a group	0	0

(1)	Applicable percentage of ownership is based on 5,060,000 shares of common stock outstanding on September 30, 2019.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2020, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of September 30, 2020 there were 2,710,000 shares of common stock outstanding owned by our current and former officers and directors.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the Company’s officers for the years ended September 30, 2020 and 2019 were as follows:

	For the Year Ended September 30, 2020	For the Year Ended September 30, 2019

President, Chief Executive Officer	$-	$5,600
Former President		-
Chief Financial Officer, Secretary and Treasurer	-	5,600
	$-	$11,200	*

* - During the year ended September 30, 2019, $4,200 of these related parties consulting services was recognized in cost of revenues and $7,000 in officers’ compensation within operating expenses.

Accounts Payable – Related Parties

As of September 30, 2020 and 2019 the Company owed its directors and officers $0 and $0 respectively. These amounts represent unpaid consulting fees and cash advances as of the end of the reporting period.

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

During the years ended September 30, 2020 and 2019, we engaged [], as our independent auditor. For the years ended September 30, 2020, and 2019, we incurred fees as discussed below:

	Year ended September 30, 2020	Year ended September 30, 2019

Audit fees	$0	$17,000
Audit – related fees	Nil	Nil
Tax fees	0	850
All other fees	0	0

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

SIGNATURES	TITLE	DATE

/s/ Aitan Zacharin	President, C.E.O., Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	September 27, 2021
Aitan Zacharin

