Form 10-Q
period 2020-12-31
KINETIC GROUP INC.
filed 2021-09-27
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Shares
Common Stock, $0.001 par value	23,710,200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	KNIT	None

KINETIC GROUP INC.

2

KINETIC GROUP INC.

For the Three Months Ended December 31, 2020 and 2019

(Unaudited)

3

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2020	September 30, 2020
ASSETS
Current Assets:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$-	$-
Total current liabilities	-	-
Total Liabilities	-	-

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,710,200 shares issued and outstanding as of December 31, 2020 and September 30, 2020	2,710	2,710
Additional paid-in capital	174,212	174,212
Accumulated deficit	(176,922)	(176,922)
Total stockholders’ equity (deficit)	-	-
Total Liabilities and Stockholder’s Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2020 (Unaudited)	Three Months Ended December 31, 2019 (Unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating Expenses:
Professional fees	-	31,572
General and administrative	-	3,584
Total operating expenses	-	35,156
Income (Loss) from Operations	-	(35,156)
Income tax provision	-	-
Net Income (Loss)	$-	$(35,156)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$-	$(0.00)

Outstanding - Basic and Diluted	2,710,200	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2019	5,060,000	$5,060	$152,040	$(162,103)	$(5,003)
Debt forgiven-related party			19,822		19,822
Net Income (loss)	-	-	-	(35.156)	(35,156)
Balance – December 31, 2019 (Unaudited)	5,060,000	$5,060	$171,862	$(197,259)	$(20,337)

Balance – September 30, 2020	5,060,000	$2,710	$174,212	$(176,922)	$-
Net income (loss)	-	-	-	-	-
Balance – December 31, 2020 (Unaudited)	5,060,000	$2,710	$174,212	$(176,922)	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2020 (Unaudited)	Three Months Ended December 31, 2019 (Unaudited)
Operating Activities:
Net loss	$-	$(35,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities	-	3,256
Accounts payable - related party	-	31,572
Clients’ deposits	-	(2,050)
Payroll taxes payable	-	-
Net Cash Provided (Used) by Operating Activities	-	(2,378)

Investing Activities:
Acquisition of property and equipment	-	-
Acquisition of software	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Cash advances-related party	-	2,403
Net Cash Provided by Financing Activities	-	2,403

Net Change in Cash	-	25
Cash - Beginning of Period	-	19
Cash - End of Period	$-	$44

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities:
Accrued compensation-officer-forgiven and contributed to capital	$-	$17,419
Common stock issued for asset	$-	$24,000
Common stock cancellation	$-	$(24,000)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE DECEMBER 31, 2020 AND 2019 CONSOLIDATED FINANCIAL STATEMENTS

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at December 31, 2019, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2020 and September 30, 2020 consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2020	September 30, 2020

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(5,832)
Computer equipment, net		-	-
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the three-month period ended December 31, 2020 and for the year ended September 30, 2020 was $0 and $0, respectively.

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

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the three months ended December 31, 2020 and 2019 were as follows:

	For the Three Months Ended December 31, 2020	For the Three Months Ended December 31, 2019

President, Chief Executive Officer	$-	$-
Chief Financial Officer, Secretary and Treasurer	-	-
	$-	$-

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

The following table represents a summary of the restricted stock cancellation and issuance during the year ended September 30, 2018:

		Balance			Balance
	Name and Title of	September	Number of Shares		September
Title of Class	Beneficial Owner	30, 2017	Canceled	Issued	30, 2018
Common	T.Barker, former President	-		400,000	400,000
Common	Y.Startsev, President, C.E.O.	1,500,000	(1,500,000)	1,300,000	1,300,000
Common	N.Kuzmin, C.F.O.	1,250,000	(1,250,000)	1,050,000	1,050,000
Total Number of Shares:		2,750,000	(2,750,000)	2,750,000	2,750,000

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

Note 9 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to December 31, 2019 to September 28, 2021, date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Results of operations for the three-month periods ended December 31, 2020 and 2019.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended December 31, 2020 and 2019 was $0 and $0 respectively. Our cost of revenues for the three-month period ended December 31, 2020 and 2019 was $0 and $0 respectively.

Costs and Expenses

The major components of our expenses for the three-month periods ended December 31, 2020 and 2019 are outlined in the table below:

	For the Three Months	For the Three Months
	Ended	Ended	Increase
	December 31, 2020	December 31, 2019	(Decrease)

Compensation - officers	$-	$-	$-
Professional fees	-	31,572	(31,572)
General and administrative	-	3,584	(3,584)
	$-	$35,156	$(35,156)

The decrease in our operating costs for the three months ended December 31, 2020, compared to the same period in our fiscal 2019, was mainly due to no activity.

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

Liquidity and Capital Resources

	As of	As of
	December 31,	September 30,
	2020	2020

Total current assets	$-	$-
Total current liabilities	-	-
Working capital (deficiency)	$-	$-

Liquidity

Our internal liquidity is provided by our operations. During the three-month periods ended December 31, 2020 and 2019 the Company reported net loss from operations of $0 and $35.156, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three	For the Three
	Months	Months
	Ended	Ended
	December 31, 2020	December 31, 2019

Net cash provided (used) by operating activities	$-	$(2,378)
Cash used in investing activities	-	-
Cash provided by financing activities	-	2,403
Net change in cash	$-	$25

We have generated revenues of $0 and $0 during the three-month periods ended December 31, 2020 and 2019, respectively.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2020 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

