Form 10-Q
period 2021-03-31
KINETIC GROUP INC.
filed 2021-09-27
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

KINETIC GROUP INC.

2

KINETIC GROUP INC.

For the Three and Six Months Ended March 31, 2021 and 2020

(Unaudited)

3

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30, 2020
(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$-	$-
Total current liabilities	-	-
Total Liabilities

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,710,200 shares issued and outstanding as of March 31, 2021 and September 30, 2020	2,710	2,710
Additional paid-in capital	174,212	174,212
Accumulated deficit	(176,922)	(176,922)
Total stockholders’ equity (deficit)	-	-
Total Liabilities and Stockholder’s Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 20121 (Unaudited)	Three Months Ended March 31, 2020 (Unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating Expenses:
Compensation – officers	-	-
Professional fees	-	-
General and administrative	-	41
Total operating expenses	-	41
Income (Loss) from Operations	-	(41)
Income tax provision	-	-
Net Income (Loss)	$-	$(41)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$0.00	$(0.00)

Outstanding - Basic and Diluted	2,710,200	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended March 31, 2020 (Unaudited)	Six Months Ended March 31, 2020 (Unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating Expenses:
Professional fees	-	31.572
General and administrative	-	3,625
Total operating expenses	-	35,197
Income (Loss) from Operations	-	(35,197)
Income tax provision	-	-
Net Income (Loss)	$-	$(35,197)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$0.00	$(0.00)

Outstanding - Basic and Diluted	2,710,200	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2020	2,710,200	$2,710	$174,212	$(176,922)	$-

Net income (loss)	-	-	-	-	-
-Balance – December 31, 2020 (Unaudited)	2,710,200	$2,710	$174,212	$(176,922)	$-

Net income (loss)	-	-	-	-	-
Balance – March 31, 2021 (Unaudited)	2,710,200	$2,710	$174,212	$(176,922)	$-

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2019	5,060,000	$5,060	$152,040	$(162,103)	$(5003)
Common stock issued for asset at $0.001	24,000,000	24,000			24,000
Common stock cancellation	(24,000,000)	(24,000)	-		(24,000)
Debt forgiven-related party			19,822		19,822
Net income (loss)				(35,156)	(35,156)
Balance – December 31, 2019 (Unaudited)	5,060,000	$5,060	$171,862	$(197,259)	$(20,337)
Net income (loss)				(41)	(41)
Balance – March 31, 2020 (Unaudited)	5,060,000	$5,060	$171,862	$(197,300)	$(20,378)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2021 (Unaudited)		Six Months Ended March 31, 2020 (Unaudited)
Operating Activities:
Net loss		$-	$(35,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Prepaid expenses		-	-
Accounts payable and accrued liabilities		-	3,256
Accounts payable - related party		-	31,572
Clients’ deposits		-	(2,050)
Payroll taxes payable		-	-
Net Cash Provided (Used) by Operating Activities		-	(2,419)
		-
Investing Activities:		-
Acquisition of property and equipment		-	-
Acquisition of software		-	-
Net Cash Used in Investing Activities		-	-
		-
Financing Activities:		-
Proceeds from issuance of common stock		-	-
Cash advances – related party		-	2,403
Net Cash Provided by Financing Activities		-	2,403
		-
Net Change in Cash		-	(16)
Cash - Beginning of Period		-	19
Cash - End of Period		$-	$3

Cash paid during the period for:
Interest		$-	$-
Income tax paid		$-	$-

Non Cash Financing and Investing Activities:
Accrued compensation-officer-forgiven and contributed to capital	$		$17,419
Common stock issued for asset	$		$24,000
Common stock cancellation	$		$(24,000)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE March 31, 2021 AND 2020 CONSOLIDATED FINANCIAL STATEMENTS

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at March 31, 2021, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at March 31, 2021 and September 30, 2020 consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2021	September 30, 2020

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(5,832)
Computer equipment, net		-	-
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the six-month period ended March 31, 2021 and for the year ended September 30, 2020 was $0 and $0, respectively.

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

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the six months ended March 31, 2021 and for the year ended September 30, 2020 were as follows:

	For the Six Months Ended March 31, 2021	For the Year Ended September 30, 2020

President, Chief Executive Officer	$-	$-
Chief Financial Officer, Secretary and Treasurer	-	-
	$-	$-

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

The following table represents a summary of the restricted stock cancellation and issuance during the year ended September 30, 2018:

	Name and Title of	Balance September 30,	Number of Shares		Balance September 30,
Title of Class	Beneficial Owner	2017	Canceled	Issued	2018
Common	T.Barker, former President	-		400,000	400,000
Common	Y.Startsev, President, C.E.O.	1,500,000	(1,500,000)	1,300,000	1,300,000
Common	N.Kuzmin, C.F.O.	1,250,000	(1,250,000)	1,050,000	1,050,000
Total Number of Shares:		2,750,000	(2,750,000)	2,750,000	2,750,000

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

Results of operations for the six-month periods ended March 31, 2021 and 2020.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the six-month periods ended March 31, 2021 and 2020 was $0 and $8,850 respectively. Our cost of revenues for the six-month period ended March 31, 2021 and 2020 was $0 and $3,450 respectively.

Costs and Expenses

The major components of our expenses for the six-month periods ended March 31, 2020 and 2019 are outlined in the table below:

	For the Six Months Ended March 31, 2021	For the Six Months Ended March 31, 2020	Increase (Decrease)

Compensation - officers	$-	$-	$-
Professional fees	-	31,572	(31,572)
General and administrative	-	3,625	(3,625)
	$-	$35,197	$(35,197)

The decrease in our operating costs for the six months ended March 31, 2021, compared to the same period in our fiscal 2020, was mainly due to no activity.

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

Liquidity and Capital Resources

	As of	As of
	March 31,	March 31,
	2021	2020

Total current assets	$-	$3
Total current liabilities	-	20,381
Working capital (deficiency)	$-	$(20,378)

Liquidity

Our internal liquidity is provided by our operations. During the six-month periods ended March 31, 2021 and 2020 the Company reported net loss from operations of $0 and $35,197, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended March 31, 2021	For the Six Months Ended March 31, 2020

Net cash provided (used) by operating activities	$-	$(2,419)
Cash used in investing activities	-	-
Cash provided by financing activities	-	2,403
Net change in cash	$-	$(16)

We have generated revenues of $0 and $0 during the six-month periods ended March 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2021 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

