Form 10-Q
period 2021-06-30
KINETIC GROUP INC.
filed 2021-09-27
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

(Unaudited)

3

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2021	September 30, 2020
ASSETS
Current Assets:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$-	$-
Total current liabilities	-	-
Total Liabilities	-	-

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 2,710,200 shares issued and outstanding as of June 30, 2021 and September 30, 2020	5,060	5,060
Additional paid-in capital	171,862	171,862
Accumulated deficit	(197,303)	(197,303)
Total stockholders’ equity (deficit)	(20,381)	(20,381)
Total Liabilities and Stockholder’s Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2021 (Unaudited)	Three Months Ended June 30, 2020 (Unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating Expenses:
Compensation – officers	-	-
Professional fees	-	-
General and administrative	-	3
Total operating expenses	-	3
Income (Loss) from Operations	-	(3)
Income tax provision	-	-
Net Income (Loss)	$-	$(3)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$-	$(0.00)

Outstanding - Basic and Diluted	2,710,200	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended June 30, 2021 (Unaudited)	Nine Months Ended June 30, 2020 (Unaudited)

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating Expenses:
Compensation – officers	-	-
Professional fees	-	31,572
General and administrative	-	3,628
Total operating expenses	-	35,200
Income (Loss) from Operations	-	(35,200)
Income tax provision	-	-
Net Income (Loss)	$-	$(35,200)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$-	$(0.00)

Outstanding - Basic and Diluted	2,710,200	5,060,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2020	2,710,200	$2,710	$174,212	$(176,922)	$-
Net income (loss)	-	-	-	-	-
Balance – December 31, 2020 (Unaudited)	2,710,200	$2,710	$174,212	$(176,922)	$-
Net income (loss)	-	-	-	-	-
Balance – March 31, 2021 (Unaudited)	2,710,200	$2,710	$174,212	$(176,922)	$-
Net income (loss)	-	-	-	-	-
Balance – June 30, 2021 (Unaudited)	2,710,200	$2,710	$174,212	$(176,922)	$-

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2019	5,060,000	$5,060	$152,040	$(162,103)	$(5003)
Common stock issued for asset at $0.001	24,000,000	24,000			24,000
Common stock cancellation	(24,000,000)	(24,000)	-		(24,000)
Debt forgiven-related party			19,822		19,822
Net income (loss)				(35,156)	(35,156)
Balance – December 31, 2019 (Unaudited)	5,060,000	$5,060	$171,862	$(197,259)	$(20,337)
Net income (loss)	-	-	-	(41)	(41)
Balance – March 31, 2020 (Unaudited)	5,060,000	$5,060	$171,862	$(197,300)	$(20,378)
Net income (loss)	-	-	-	(3)	(3)
Balance – June 30, 2020 (Unaudited)	5,060,000	$5,060	$171,862	$(197,303)	$(20,381)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2021 (Unaudited)	Nine Months Ended June 30, 2020 (Unaudited)
Operating Activities:
Net loss	$-	$(35,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities	-	3,256
Accounts payable - related party	-	31,572
Clients’ deposits	-	(2,050)
Payroll taxes payable	-	-
Net Cash Provided (Used) by Operating Activities	-	(2,422)

Investing Activities:
Acquisition of property and equipment	-	-
Acquisition of software	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from issuance of common stock	-	-
Cash advances – related party	-	2,403
Net Cash Provided by Financing Activities	-	2,403

Net Change in Cash	-	(19)
Cash - Beginning of Period	-	19
Cash - End of Period	$-	$-

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities:
Accrued compensation-officer-forgiven and contributed to capital	$-	$17,419
Common stock issued for asset	$-	$24,000
Common stock cancellation	$-	$(24,000)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE June 30, 2021 AND 2020 CONSOLIDATED FINANCIAL STATEMENTS

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at June 30, 2021, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at June 30, 2021 and September 30, 2020 consisted of the following:

	Estimated Useful Lives (Years)	June 30, 2021	September 30, 2020

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(5,832)
Computer equipment, net		-	-
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the nine-month period ended June 30, 2021and for the year ended September 30, 2020 was $0 and $0, respectively.

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

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the nine months ended June 30, 2021 and for the year ended September 30, 2020 were as follows:

	For the Nine Months Ended June 30, 2021	For the Year Ended September 30, 2020

President, Chief Executive Officer	$-	$-
Chief Financial Officer, Secretary and Treasurer	-	-
	$-	$-

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

Results of operations for the nine-month periods ended June 30, 2021 and 2020.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the nine-month periods ended June 30, 2021 and 2020 was $0 and $0 respectively. Our cost of revenues for the nine-month period ended June 30, 2021 and 2020 was $0 and $0 respectively.

Costs and Expenses

The major components of our expenses for the nine-month periods ended June 30, 2021 and 2020 are outlined in the table below:

	For the Nine Months Ended June 30, 2021	For the Nine Months Ended June 30, 2020	Increase (Decrease)

Compensation - officers	$-	$-	$-
Professional fees	-	31,572	(35,572)
General and administrative	-	3,628	(3,628)
	$-	$35,200	$(35,200)

The decrease in our operating costs for the nine months ended June 30, 2021, compared to the same period in our fiscal 2020, was mainly due to no activity.

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

Liquidity and Capital Resources

	As of	As of
	June 30, 2021	September 30, 2020

Total current assets	$-	$-
Total current liabilities	-	-
Working capital (deficiency)	$-	$-

Liquidity

Our internal liquidity is provided by our operations. During the nine-month periods ended June 30, 2021 and 2020 the Company reported net loss from operations of $0 and $35,200, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Nine Months Ended June 30, 2021	For the Nine Months Ended June 30, 2020

Net cash provided (used) by operating activities	$-	$(2,422)
Cash used in investing activities	-	-
Cash provided by financing activities	-	(2,403)
Net change in cash	$-	$(19)

We have generated revenues of $0 and $0 during the nine-month periods ended June 30, 2021 and 2020, respectively.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2021 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
4.2	Subscription Agreement. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
10.1	Management Consultant Agreement (C.E.O). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
10.2	Management Consultant Agreement (C.F.O.). Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

