Form 10-K
period 2021-09-30
KINETIC GROUP INC.
filed 2021-11-09
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes No ☒

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of March 31, 2021, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $3,794,364.

As of October 28, 2021, there were 26,010,200 shares of the registrant’s common stock outstanding.

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

Kinetic Group Inc. is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing its business. All losses accumulated since Inception (June 6, 2014) have been considered as part of the Company’s development stage activities.

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

Employees

As of September 30, 2021 we had one employee and director – Aitan Zacharin, our chief executive officer and sole director. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

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

As of September 30, 2021, we had accumulated a deficit of $197,922. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based on current plans, we expect to continue generating revenues. However, our revenues may not be sufficient to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable sales level will cause us to go out of business.

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

Because our current officer and director owns 91% of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders and will be able to cause our company to engage in business combination without seeking shareholder approval.

Our current officer and director owns 91% of the outstanding shares of our common stock as of the date of this filing. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets. They are able to exercise complete control over the company and have the ability to make decisions regarding, (i) whether to issue common stock and preferred stock, including decisions to issue common and preferred stock to themselves; (ii) employment decisions, including their own compensation arrangements, (iii) the appointment of all directors; and (iv) whether to enter into material transactions with related parties. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

As of September 30, 2021, we had 23,710,200 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

As of September 30, 2021, 2,007,600 of the outstanding shares of our Common Stock are ‘‘unrestricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As unrestricted securities, these shares may be resold under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.

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

	2021
	High	Low
First Quarter	$1.70	$0.70
Second Quarter	$1.89	$0.70
Third Quarter	$1.89	$1.00
Fourth Quarter	$1.98	$0.70

*	There were no trades in our common stock during the relevant period.

Holders.

As of September 30, 2021, there were 51 record holders of 2,710,200 shares of the Company’s common stock. With the balance of the Company’s common stock being held by Aitan Zacharin

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

In August 2021, we transferred 21,000,000 shares and in October 2021 another 2,300,000 to Aitan Zacharin as compensation for his ongoing service to the Company.

The above transactions were undertaken to allow share ownership for all the officer and directors of the Company while no resulting in any dilution to the public shareholders or the Company. The above transactions were exempt under Section 4(a)2 of the Securities Act of 1933 as amended.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2021 and 2020.

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

Results of operations for the years ended September 30, 2021 and 2020.

Revenue

We generate revenue from sales of our marketing and web development services directly to small and medium-sized businesses. We acquire customers through direct telemarketing, referrals and our primary website that provides a description of our company and our service offerings (www.groupkinetic.com).

Our gross revenue from the provision of services for the years ended September 30, 2021 and 2020 was $0 and $0 respectively. Our cost of revenues for the year ended September 30, 2021 was $0 resulting in a gross income of $0.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2021 and 2020 are outlined in the table below:

	For the Year Ended September 30, 2021	For the Year Ended September 30, 2020	Increase (Decrease)

Compensation - officers	$21,000	$-	$21,000
Professional fees	-	31,572	(31,572)
General and administrative	-	3,797	(3,797)
	$21,000	$35,369	$(14,369)

Accounts Payable – Related Parties

As of September 30, 2021 and 2020 the Company owed its directors and officers $0 and $0 respectively.

Liquidity

Our internal liquidity is provided by our operations. During the years ended September 30, 2021 and 2020 the Company reported net loss from operations of $21,000 and $14,819, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Year Ended September 30, 2021	For the Year Ended September 30, 2020

Net cash used in operating activities	$-	$(19)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash	$-	$(19)

We have generated revenues of $0 and $0 during the years ended September 30, 2021 and 2020, respectively. In addition, we received proceeds of $0 and $0 from sale of our common stock during the years ended September 30, 2021 and 2020. We had no other sources of cash inflow during the reporting periods.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended September 30, 2021.

Cash Flows from Financing Activities

Not applicable.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2021 and 2020, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

KINETIC GROUP INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kinetic Group Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kinetic Group Inc (the “Company”) as of September 30, 2021, the related consolidated statements of operations, changes in shareholders’ equity and cash flows, for each of the two years in the period ended September 30, 2021, and the related notes collectively referred to as the “financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and 2020, and the results of its operations and its cash flows for the year ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $21,000 for the year ended September 30, 2021, and an accumulated deficit of $197,922 at September 30, 2021. The continuation of the Company as a going concern through September 30, 2021, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

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

November 1st, 2021.

Lagos Nigeria

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	September 30, 2020
ASSETS
Current Assets:
Cash	$-	$-
Total current assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$-	$-
Client’s deposits	-	-
Total current liabilities	-	-
Total Liabilities	-	-

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 23,710,200 and 2,710,200 shares issued and outstanding as of September 30, 2021 and 2020, respectively	23,710	2,710
Additional paid-in capital	174,212	174,212
Accumulated deficit	(197,922)	(176,922)
Total stockholders’ equity (deficit)	-	-
Total Liabilities and Stockholder’s Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2021	Year Ended September 30, 2020

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating Expenses:
Officer’s stock-based compensation	21,000	-
Professional fees	-	31,572
General and administrative	-	3,797
Total operating expenses	21,000	35,369
Income (Loss) from Operations	(21,000)	(35,369)

Other income-cancelation of debt	-	20,550
Income (loss) before income tax provision	(21,000)	(14,819)
Income tax provision	-	-
Net Income (Loss)	$(21,000)	$(14,819)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Outstanding - Basic and Diluted	5,532,575	3,057,725

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2019	5,060,200	$5,060	$152,040	$(162,103)	$(5,003)
Debt forgiven-related party,net	-	-	19,822	-	19,822
Cancelation of shares	-2,350,000	-2,350	2,350	-	-
Net income (loss)	-	-	-	(14,819)	(14,819)
Balance – September 30, 2020	2,710,200	$2,710	$174,212	$(176,922)	$-
Officers stock-based compensation	21,000,000	21,000	-	-	21,000
Net income (loss)	-	-	-	(21,000)	(21,000)
Balance – September 30, 2021	23,710,200	$23,710	$174,212	$(197,922)	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2021	Year Ended September 30, 2020
Operating Activities:
Net loss	$(21,000)	$(14,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Cancelation of debt and common shares	-	19,822
Issuance of officer’s stock-based compensation	21,000	-
Changes in Operating Assets and Liabilities-
Accounts payable and accrued liabilities	-	(2,972
Clients’ deposits	-	(2,050)

Net Cash Provided (Used) by Operating Activities	-	(19)

Investing Activities:
Acquisition of property and equipment	-	-
Acquisition of software	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Cash advances – related party	-	-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash	-	(19)
Cash - Beginning of Period	-	19
Cash - End of Period	$-	$-

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non-Cash Financing and Investing Activities:
Restricted common stock canceled, and proceeds contributed to capital	$-	$2,350
Issuance of 21,000,000 shares for officer’s compensation at par	$21,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE SEPTEMBER 30, 2021, AND 2020 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2021 and 2020. All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2021 and 2020.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the years ended September 30, 2021 and 2020.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $197,922 at September 30, 2021, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2021 and 2020 consisted of the following:

	Estimated Useful Lives (Years)	September 30, 2021	September 30, 2020

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(5,832)
Computer equipment, net		-	-
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the year ended September 30, 2021 and 2020 was $0 and $0, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the Company’s officers for the years ended September 30, 2021 and 2020 were as follows:

	For the Year Ended September 30, 2021	For the Year Ended September 30, 2020

President, Chief Executive Officer	$21,000	$-
Chief Financial Officer, Secretary and Treasurer	-	-
	$21,000	$-

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

Unregistered shares of common stock

On August 12, 2021, the Company issued 21,000,000 shares to the Chief Executive Officer at par value for compensation.

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

No additional shares of common stock were issued during the years ended September 30, 2021 and 2020..

Note 7 – Income Tax

Deferred Tax Assets

At September 30, 2021 and 2020, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $176,922, respectively, that may be offset against future taxable income through 2035. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $27,427, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of deferred tax assets are as follows:

	September 30, 2021	September 30, 2020
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$27,427	$27,427
Less valuation allowance	(27,427)	(27,427)
Deferred tax assets, net of valuation allowance	$-	$-

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $0 during the year ended September 30, 2021.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at September 30, 2021 and 2020.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2021 and 2020, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at September 30, 2021 and 2020 relating to unrecognized tax benefits.

The tax years 2020-2019 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 8 – Subsequent Events

In October 2021, we transferred 2,300,000 of restricted common shares to Aitan Zacharin as compensation for his ongoing service to the Company.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2021 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2021 and 2020 awarded to, earned by or paid to our executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
						Non-	Non-quali-
						Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal*		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)

Aitain Zacharin	2021	0	0	0	0	0	0	0	0
President, CEO	2020	0	0	0	0	0	0	0	0

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Historically, the compensation for our current and former officers consisted of the payments made pursuant to the consulting agreements executed and previously filed with the Commission and incorporated herein by reference. For the years ended September 30, 2021 and 2020, the annual compensation was $0 and $0, to each Aitan Zacharin. We have not provided our named executive officers with perquisites or other personal benefits.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2021 and 2020.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended September 30, 2021 and 2020.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of September 30, 2021.

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

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2021: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2021 there were 23,710,000 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership %

Common	Aitan Zacharin, CEO, President and Director	21,000,000	[ ]

Common	All executive officers and directors as a group	21,000,000	[ ]

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2021, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of September 30, 2021 there were 23,586,200 shares of common stock outstanding owned by our current and former officers and directors.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the Company’s officers for the years ended September 30, 2021 and 2020 were as follows:

	For the Year Ended September 30, 2021	For the Year Ended September 30, 2020

President, Chief Executive Officer	$21,000	$-
Former President		-
Chief Financial Officer, Secretary and Treasurer	-	-
	$21,000	$-

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our director, Aitan Zacharin, is also our chief executive officer and chief financial officer. As a result, we do not have independent directors on our Board of Directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2021 and 2020, we engaged [  ], as our independent auditor. For the years ended September 30, 2021 and 2020, we incurred fees as discussed below:

	Year ended	Year ended
	September 30, 2021	September 30, 2020

Audit fees	$0	$0
Audit – related fees	Nil	Nil
Tax fees	0	0
All other fees	0	0

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

Date: November 9, 2021

KINETIC GROUP INC.

By:	/s/ Aitan Zacharin
Aitan Zacharin
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Aitan Zacharin	President, C.E.O., Treasurer, Secretary, C.F.O., Principal Accounting Officer, Principal Financial Officer and Director	November 9, 2021
Aitan Zacharin

