Form 10-Q
period 2021-12-31
KINETIC GROUP INC.
filed 2022-02-14
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number: 333-216047

Kinetic Group Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4685650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

665 Fifth Avenue New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding Shares
Common Stock, $0.001 par value	26,010,200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	KNIT	None

KINETIC GROUP INC.

2

KINETIC GROUP INC.

For the Three Months Ended December 31, 2021 and 2020

(Unaudited)

3

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2021	September 30, 2021
ASSETS
Current Assets:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$1,000	$-
Total current liabilities	1,000	-
Total Liabilities	1,000	-

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,010,200 and 23,710,200 shares issued and outstanding as of December 31, 2021 and September 30, 2021 respectively	26,010	23,710
Additional paid-in capital	174,212	174,212
Accumulated deficit	(201,222)	(197,922)
Total stockholders’ equity (deficit)	(1,000)	-
Total Liabilities and Stockholder’s Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2021 (Unaudited)	Three Months Ended December 31, 2020 (Unaudited)

Revenue	$-		$-
Cost of revenue	-		-
Gross profit	-		-

Operating Expenses:
Officer Stock Base Compensation	2,300
General and administrative	1,000
Total operating expenses	3,300
Income (Loss) from Operations	(3,300)
Income tax provision	-		-
Net Income (Loss)	$(3,300)	$

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$0.00		$-

Outstanding - Basic and Diluted	26,010,200		2,710,200

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2020	5,060,000	$2,710	$174,212	$(176,922)	$-
Net Income (loss)	-	-	-	-	-
Balance – December 31, 2020 (Unaudited)	5,060,000	$2,710	$171,862	$(176,922)	$-

Balance – September 30, 2021	23,710,200	$23,710	$174,212	$(197,922)	$-
Officer stock-based compensation	2,300,000	2,300	-	-	2,300
Net income (loss)	-	-	-	(3,300)	(3,300)
Balance – December 31, 2021	26,010,200	$26,010	$174,212	$(197,922)	$(1,000)

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2021 (Unaudited)	Three Months Ended December 31, 2020 (Unaudited)
Operating Activities:
Net loss	$(3,300)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Issuance of officer stock based compensation	2,300
Accounts payable and accrued liabilities	1,000	-
Accounts payable - related party	-	-
Clients’ deposits	-	-
Payroll taxes payable	-	-
Net Cash Provided (Used) by Operating Activities	-	-

Investing Activities:
Acquisition of property and equipment	-	-
Acquisition of software	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Cash advances-related party	-	-
Net Cash Provided by Financing Activities	-	-

Net Change in Cash	-	-
Cash - Beginning of Period	-	-
Cash - End of Period	$-	$-

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities:
Accrued compensation-officer-forgiven and contributed to capital	$-	$-
Common stock issued for asset	$-	$-
Common stock cancellation	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE DECEMBER 31, 2021 AND 2020 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31, 2021 and 2020. KDI is included as of December 31, 2021 and 2020 and for the period from March 23, 2018 (date of formation) through December 31, 2021. All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at December 31, 2021 and 2020.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended December 31, 2021 and 2020.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit at December 31, 2021, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at December 31, 2021 and September 30, 2021 consisted of the following:

	Estimated Useful Lives (Years)	December 31, 2021	September 30, 2021

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(5,832)
Computer equipment, net		-	-
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the three-month period ended December 31, 2021 and for the year ended September 30, 2021 was $0 and $0, respectively.

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

Note 6 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the three months ended December 31, 2021 and 2020 were as follows:

	For the Three Months Ended December 31, 2021	For the Three Months Ended December 31, 2020

President, Chief Executive Officer	$2300	$-
Chief Financial Officer, Secretary and Treasurer	-	-
	$2300	$-

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

Note 8 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to December 31, 2021 date of these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Currently, we have limited workforce and financial resources and are not able to take on labour-intensive projects. As a result, we cannot guarantee that we will be successful in our efforts to attract new customers and expand our operations. Failure to achieve a sustainable sales level will cause us to go out of business.

Results of operations for the three-month periods ended December 31, 2021 and 2020.

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the three-month periods ended December 31, 2021 and 2020 was $0 and $0 respectively. Our cost of revenues for the three-month period ended December 31, 2021 and 2020 was $0 and $0 respectively.

Costs and Expenses

The major components of our expenses for the three-month periods ended December 31, 2021 and 2020 are outlined in the table below:

	For the Three Months	For the Three Months
	Ended	Ended
	December 31, 2021	December 31, 2020	Increase (Decrease)

Compensation - officers	$2300	$-	$-
Professional fees	-	-	-
General and administrative	-	-	-
	$2300	$-	-

There was no decrease in our operating costs for the three months ended December 31, 2021, compared to the same period in our fiscal 2020, mainly due to no activity.

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

These Debt settlements improved the Company’s financial position and increased its working capital. The Company’s current and former officers released and forever discharged the Company, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever, which against the Company they ever had or now have in connection to the Debt.

Liquidity and Capital Resources

	As of	As of
	December 31,	September 30,
	2021	2020

Total current assets	$-	$-
Total current liabilities	1000	-
Working capital (deficiency)	$(1,000)	$-

Liquidity

Our internal liquidity is provided by our operations. During the three-month periods ended December 31, 2021 and 2020 the Company reported net loss from operations of $(3,200) and $0, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three	For the Three
	Months	Months
	Ended	Ended
	December 31, 2021	December 31, 2020

Net cash provided (used) by operating activities	$-	$-
Cash used in investing activities	-	-
Cash provided by financing activities	-	-
Net change in cash	$-	$-

We have generated revenues of $0 and $0 during the three-month periods ended December 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2021 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended December 31, 2021 and 2020, and currently we are not involved in any pending litigation or legal proceeding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended December 31, 2021 and 2020.

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

Date: February 14, 2022

KINETIC GROUP INC.

By:	/s/ Aitan Zacharin
Aitan Zacharin
Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Aitan Zacharin	President, C.E.O. and Director	February 14, 2022
Aitan Zacharin	Chief Executive Officer (Principal Executive Officer) and Director

