Form 10-Q
period 2022-03-31
KINETIC GROUP INC.
filed 2022-05-16
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

KINETIC GROUP INC.

2

KINETIC GROUP INC.

For the Three and Six Months Ended March 31, 2022 and 2021

(Unaudited)

3

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)

	March 31, 2022	September 30, 2021
ASSETS
Current Assets:
Cash	$-	$-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$2,000	$-
Total current liabilities	2,000	-
Total Liabilities

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,010,200 and 2,710,200 shares issued and outstanding as of March 31, 2022 and September 30, 2021	26,010	23,710
Additional paid-in capital	174,212	174,212
Accumulated deficit	(202,222)	(197,922)
Total stockholders’ equity (deficit)	(2,000)	-
Total Liabilities and Stockholder’s Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2022 (Unaudited)	Six Months Ended March 31, 2022 (Unaudited)	Three Months Ended March 31, 2021 (Unaudited)		Six Months Ended March 31, 2021 (Unaudited)

Revenue	$-	$-	$			$-
Cost of revenue		-				-
Gross profit	-	-				-

Operating Expenses:
Officer Stock Base Compensation	-	2,300		-		-
General and administrative	1,000	2,000		-		-
Total operating expenses	1,000	4,300		-		-
Income (Loss) from Operations	(1,000)	(4,300)
Income tax provision	-	-		-		-
Net Income (Loss)	$(1,000)	$(4,300)		$-	$

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$0.00	$0.00		$-		$-

Outstanding - Basic and Diluted	26,010,200	26,010,200		2,710,200		2,710,200

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2021	23,710,200	$23,710	$174,212	$(197,922)	$-
Officer stock-based compensation	2,300,000	2,300	-	-	2,300
Net income (loss)	-	-	-	(3,300)	(3,300)
Balance – December 31, 2021 (Unaudited)	26,010,200	$26,010	$174,212	$(201,222)	$(1,000)
Net loss	-	-	-	(1,000)	(1,000)
Balance – March 31, 2022 (Unaudited)	26,010,200	$26,010	$174,212	$(202,222)	$(2,000)

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – September 30, 2020	2,710,000	$2,710	$174,212	$(176,922)	$-
Net Income Loss	-	-	-	-	-
Balance – December 31, 2020 (Unaudited)	2,710,000	$2,710	$174,212	$(176,922)	$-
Net Loss
Balance – March 31, 2021 (Unaudited)	2,710,000	$2,710	$174,212	$(176,922)	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Six Months Ended March 31, 2022 (Unaudited)	Six Months Ended March 31, 2021 (Unaudited)
Operating Activities:
Net loss		$(4,300)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Prepaid expenses		2000	-
Accounts payable and accrued liabilities		-	-
Accounts payable - related party		-	-
Clients’ deposits		-	-
Payroll taxes payable		-	-
Net Cash Provided (Used) by Operating Activities		(2,300)	-
-
Investing Activities:		-
Acquisition of property and equipment		-	-
Acquisition of software		-	-
Net Cash Used in Investing Activities		-	-
-
Financing Activities:		-
Proceeds from issuance of common stock		2,300	-
Cash advances – related party		-	-
Net Cash Provided by Financing Activities		-	-
-
Net Change in Cash		-	-
Cash - Beginning of Period		-	-
Cash - End of Period		$-	$-

Cash paid during the period for:
Interest		$-	$-
Income tax paid		$-	$-

Non Cash Financing and Investing Activities:
Accrued compensation-officer-forgiven and contributed to capital	$		$-
Common stock issued for asset	$		$-
Common stock cancellation	$		$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE March 31, 2022 AND 2021 CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Kinetic Group Inc., a Nevada corporation, (the “Company”) was formed under the laws of the State of Nevada on June 6, 2014. Kinetic Group Inc. is a full service integrated digital marketing agency. The company offers a full range of web services, including web marketing services, social and viral marketing campaigns, search engine optimization consulting, custom web design, website usability consulting and web analytics implementation. The Company generated revenue from sales of its marketing services made directly to small and medium business customers.

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2022 and 2021. All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at March 31, 2022 and 2021.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the periods ended March 31, 2022 and 2021.

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

As reflected in the accompanying financial statements, the Company had accumulated deficit of $202,222 at March 31, 2022, which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at March 31, 2022 and September 30, 2021 consisted of the following:

	Estimated Useful Lives (Years)	March 31, 2022	September 30, 2021

Computer equipment	5	$5,832	$5,832
Less accumulated depreciation		(5,832)	(5,832)
Computer equipment, net		-	-
Software	1	2,495	2,495
Less accumulated amortization		(2,495)	(2,495)
Software, net		-	-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the six-month period ended March 31, 2022 and for the year ended September 30, 2021 was $0 and $0, respectively.

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

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the six months ended March 31, 2022 and for the year ended September 30, 2021 were as follows:

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

On December 4, 2019 the Company issued 24,000,000 restricted shares of common stock to Corette LLC as compensation for its contribution of Solstice to the Company. These shares were canceled as per Rescission Agreement between the Company and Corette.

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

Results of operations for the six-month periods ended March 31, 2022, and 2021,

Revenue

Our gross revenue from consulting services related to website development, SEO consulting and online marketing services for the six-month periods ended March 31, 2022 and 2021 was $0 and $0 respectively. Our cost of revenues for the six-month period ended March 31, 2022 and 2021 was $0 and $0 respectively.

Costs and Expenses

The major components of our expenses for the six-month periods ended March 31, 2022 and 2021 are outlined in the table below:

	For the Six Months Ended March 31, 2022	For the Six Months Ended March 31, 2021	Increase (Decrease)

Compensation - officers	$2,300	$-	$-
Professional fees	2,000	-	-
General and administrative	-	-	-
	$4,300	$-	$-

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

Liquidity and Capital Resources

	As of	As of
	March 31,	March 31,
	2022	2021

Total current assets	$-	$-
Total current liabilities	2,000	-
Working capital (deficiency)	$(2,000)	$-

Liquidity

Our internal liquidity is provided by our operations. During the six-month periods ended March 31, 2022 and 2021 the Company reported net loss from operations of $4,300 and $0, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended March 31, 2022	For the Six Months Ended March 31, 2021

Net cash provided (used) by operating activities	$(2,300)	$-
Cash used in investing activities	-	-
Cash provided by financing activities	2,300	-
Net change in cash	$-	$-

We have generated revenues of $0 and $0 during the six-month periods ended March 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March 31, 2022 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the three-month periods ended March 31, 2022 and 2021, and currently we are not involved in any pending litigation or legal proceeding.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended March 31, 2022 and 2021.

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

Date: May 16, 2022

KINETIC GROUP INC.

By:	/s/ Aitan Zacharin
Aitan Zacharin
Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ / Aitan Zacharin	President, C.E.O. and Director	May 16, 2022
Aitan Zacharin	Chief Executive Officer (Principal Executive Officer) and Director

