Form 10-Q
period 2022-06-30
KINETIC GROUP INC.
filed 2022-08-12
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

 Commission File Number: 333-216047

Kinetic Group Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4685650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2801 NW 7TH Avenue, Miami FL 33122	33122
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (786)-712-6827

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 30, 2022

Class	Outstanding Shares
Common Stock, $0.001 par value	26,010,200

KINETIC GROUP INC.

2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievement expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the ·factors described under Part 1 Item 2 ''Management’s Discussion and Analysis of Financial Condition and Results of Operations." In some cases, you can identify forward-looking statements by terms such as ''anticipates," "believes," ''could," "estimates," "expects," "intends," "may," "plans," ''potential," "predicts," "projects," "should," "would'' and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

3

KINETIC GROUP INC.

For the Three and Nine Months Ended June 30, 2022 and 2021 (Unaudited)

4

KINETIC GROUP INC.

UNAUDITED, CONDENSED, AND CONSOLIDATED BALANCE SHEETS

As of June 30, 2022, and September 30, 2021

	(Unaudited) June 30, 2022	September 30, 2021
ASSETS
Current Assets:
Cash	$-	$-
Due from related parties	550,000
Total Assets	$550,000	$-

Current Liabilities:
Accounts payable and accrued liabilities	$35,426	$-
Advanced Receivables	2,000	-
Total Liabilities	37,426

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,010,200 and 2,710,200 shares issued and outstanding as of June 30, 2022 and September 30, 2021	26,010	23,710
Additional paid-in capital	724,212	174,212
Accumulated deficit	(237,648)	(197,922)
Total stockholders’ equity (deficit)	512,574	-
Total Liabilities and Stockholder’s Equity	$550,000	$-

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDIT, CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2022 (Unaudited)	Three Months Ended June 30, 2021 (Unaudited)	Nine Months Ended June 30, 2022(Unaudited)	Nine Months Ended June 30, 2021 (Unaudited)

Revenue	$-	$-	$-	$-
Cost of revenue		-	-	-
Gross profit	-	-		-

Operating Expenses:
Officer Stock Base Compensation	4,500	-	4,500	-
Acquisition Fee	25,026	-	25,026
Audit & Accountancy Retainer	5,050	-	5,050
Registration & Certificate Nevada	850	-	850	-
Total operating expenses	35,426	-	35,426	-
Income (Loss) from Operations	(35,426)	-	(35,426)
Income tax provision	-	-	-	-
Net Income (Loss)	$(35,426)	$-	$(35,426)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$0.00	$0.00	$-	$-

Outstanding - Basic and Diluted	26,010,200	2,710,200	26,010,200	2,710,200

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

 KINETIC GROUP INC.

 UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional
Description	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance – September 30, 2021	23,710,200	$23,710	$174,212	$197,922	$-
Officer stock-based compensation	2,300,000	2,300	-	-	2,300
Net income (loss)	-	-	-	-3,300	-3,300
Balance – December 31, 2021 (Unaudited)	26,010,200	$26,010	$174,212	$-201,222	$-1,000
Net loss	-	-	-	-1,000	-1,000
Balance – March 31, 2022 (Unaudited)	26,010,200	$26,010	$174,212	$-202,222	$-2,000
Net loss for the period	-	-	-	-35,426	-35,426
Additional paid in capital	-	-	550,000	-	550,000
Balance – June 30, 2022 (Unaudited)	26,010,200	26,010	724,212	-237,648	512,574

	Common stock		Additional
Description	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance – September 30, 2020,	2,710,000	$2,710	$174,212	$-176,922	$-
Net Income Loss	-	-	-	-	-
Balance – December 31, 2020 (Unaudited)	2,710,000	$2,710	$174,212	$-176,922	$-
Net Loss					-
Balance – March 31, 2021 (Unaudited)	2,710,000	$2,710	$174,212	$-176,922	$-
Net Loss					-
Balance – June 30, 2021 (Unaudited)	2,710,000	$2,710	$174,212	$-176,922	$-

The accompanying notes are an integral part of these unaudited, condensed, and consolidated financial statements

KINETIC GROUP INC.

UNAUDITED, CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
	(Unaudited)	(Unaudited)

Operating Activities:
Net loss	$(35,426)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Prepaid expenses	$-	$-
Accounts payable and accrued liabilities	$8,650	$-
Accounts payable - related party	$22,276	$-
Clients deposits	$-	$-
Payroll payable	$4,500	$-
Net Cash Provided (Used) by Operating Activities	$35,426	$-
$-
Investing Activities:		$-
Acquisition of property and equipment	$-	$-
Acquisition of software	$-	$-
Net Cash Used in Investing Activities	$-	$-
$-
Financing Activities:		$-
Proceeds from issuance of common stock	$-	$-
Cash advances related party	$-	$-
Net Cash Provided by Financing Activities	$35,426	$-
	-	$-
Net Change in Cash	$-	$-
Cash - Beginning of Period	$-	$-
Cash - End of Period	$-	$-
$-
Cash paid during the period for:		$-
Interest	$-	$-
Income tax paid	$-	$-
$-
Non Cash Financing and Investing Activities:		$-
Accrued compensation-officer-forgiven and contributed to capital	$-	$-
Common stock issued for asset	$-	$-
Common stock cancellation	$-	$-

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE JUNE 30, 2022 AND 2021 CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Kinetic Group Inc., a Nevada corporation, (the “Company”) was formed under the laws of the State of Nevada on June 6, 2014. Kinetic Group changed business core and now is a telecommunications company focused on owning, operating and building wireless infrastructure for international mobile carriers in Latin America. The company rents, operates and builds tower/rooftop/unconventional infrastructure, fiber optic networks, DAS and telecommunication equipment for MNO's. The Company will generate revenue from acquisitions and operations in Latin America.

On May 18, 2022 The Company announced signed a binding Letter of Intent ("LOI") with GSS INFRASTRUCTURE ("GSSI") www.gssinfrastructure.com to acquire a 100% interest in GSSI. The Transaction remains subject to certain conditions being met until definitive completion.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2022 and 2021.

Development Stage company

Kinetic Group Inc. is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business. All losses accumulated since Inception (June 4, 2014) have been considered as part of the Company’s development stage activities, and last loss consider acquisition cost for new shareholders.

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

(iii) Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Fair Value of Financial Instruments

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements.

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

Property and Equipment

Property and equipment will be recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives, which range from five (5) years for computer equipment to seven (7) years for office furniture. Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 on June 30, 2022 and 2021.

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

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder. The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45- 35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied.

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

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification..

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, acquisition of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company at June 30, 2022, with new stockholder’s acquisition solved accumulated deficit and now the company has positive stockholder equity of US$ $512,574.00.

The Company is attempting to generate sufficient revenue; daily operations are being supported by stockholders. Management intends to raise additional funds by way of a private or public offering. A new offering is opening for $40,000,000. The company just signed a MDE to acquire a company in Ecuador with which generation of funds will be assured. While the Company believes in the viability of its strategy to continue operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment on June 30, 2022, March 31, 2022 and  September 30, 2021 consisted of the following:

Property and Equipment	Estimated usefull lives (Years)	30-Jun-22	31-Mar-22	30-Sep-21

Computer equipment	5	$0	$5,832	$5,832
Less accumulated depreciation		$0	-$5,832	-$5,832
Computer equipment, net		$0	$0	$0
Software	1	$0	$2,495	$2,495
Less accumulated amortization		$0	-$2,495	-$2,495
Software, net		$0	$0	$0
Total property and equipment, net		-	-	-

Depreciation expense

Depreciation expense for the nine-month period ended June 30, 2022 and for the year ended September 30, 2021 was $0 and $0, respectively.

Note 5 – Asset Acquisition

On June 30. 2022, all Agreements signed for former Stockholders were canceled or rescinded. All agreements with Ontario Limited, an Ontario corporation (“Ontario”), Corette and others were closed.

On May 18, 2022 The Company announced signing a binding Letter of Intent ("LOI") with GSS INFRASTRUCTURE ("GSSI") www.gssinfrastructure.com to acquire a 100% interest in GSSI. The Transaction remains subject to certain conditions being met and completion of definitive documentation.

Under the terms of the LOI signed KINETIC will acquire GSSI in an all-stock purchase. As a result of the acquisition, KINETIC will acquire all GSSI's assets, including the binding LOI signed between GSSI and NTEC on March 31, 2022. At the closing of the GSSI-NTEC transaction KINETIC will effectively own and operate 50 telecom tower sites, 187 equipment overlays and 267km of fiber. KINETIC would also acquire three separate long-term contracts with Telefonica Ecuador (OTECEL) to operate active and passive telecom infrastructure in Ecuador.

This acquisition of GSSi will provide to KINETIC an important foothold in Latin America to expand our presence in the wireless infrastructure space. We strongly believe the region has additional long-term opportunities and given GSSi's experienced management team we will be able to continue our growth strategy. Undoubtedly, the rapid expansion of 5G in the region will provide enormous opportunities for KNIT revenue and footprint expansion."

Note 6 – Note Payable

On June 30, 2022, with acquisition for new owners, all Notes Payables before May 24, 2022 were canceled and now KINETIC new management has not any instrument of debt with other companies, except with stockholders who has supporting some expenses for acquisition, legal and administrative cost while company generate own resources.

On June 30, 2022, total debts are $35,426.00, that include $24,426 with New Gate Investments LLC a related company and $11000 for legal and administrative expenses related with acquisition costs.

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the nine months ended June 30, 2022 and for the year ended  September 30, 2021 was $0.0 as follows:

	Nine Months Ended June 30, 2022	Nine Months Ended September 30, 2021
Consulting Services from Company's Officers	(Unaudited)	(Unaudited)

President, Chief Executive Officer	-	$
Chief Financial Officer, Secretary and Treasurer	-
	-	$

Debt Settlement

With acquisition and new stockholder’s all debt from last management were canceled. On June 30, 2022, the company has debt with New Gate Investment LLC, major stockholders for $24,426.00 who has supported some expenses required for initial operation after acquisition.

Note 8 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy five million (75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,010,200.

Unregistered shares of common stock

ON June 30, 2022, all unregistered share of common stock were canceled. Now all shares are registered: 96.8% in possession of new stockholder’s and 3.2% in open free market. (see exhibits)

Stockholder	Shares of Common Stock	Percentage Ownership
Brandink LLC	2,984,825	11.10%
Canopi Group S.A.	5,969,650	23.00%
Partnership CK LLV	2,984,825	11.10%
New Gate Investments S.A	2,505,700	9.60%
Ana Maria Mendez	4,844,650	18.60%
Maria Christina Mendez	122,000	0.50%
Steven Steinmetz	3,000	0.01%
Telco Acquisition Partners LLC	5,644,650	21.70%
Jackeline Bullon	325,000	1.20%
Total	25,384,300	96.80%

Regulation D Offering

The Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering $40,000,000 under the Offering at market price with discount. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State laws. The offering will expire on May 31, 2024. (see exhibits)

Note 9 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30, 2021 to June 30, 2022, date of these financial statement was issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

(a) Departure of Directors

On May 24, 2022, Aitan Zacharin, the former Company’s chief executive officer and sole director, resigned from both positions in connection with the transfer of his shares to the New Shareholders announced on that date.

On July 22. 2022, Juan Pablo Bernal the Company’s chief executive officer resigned from his positions in KINETIC and kept his position as CEO of GSS Infrastructure, company which KINETIC signed a MDE for acquisition.

(c) Appoint of Officers

On July 22, 2022, the Company appointed Ana Maria Mendez as its new President and Director. Ms. Méndez has over 15 years’ experience in financial services, working throughout Latin America, Canada and Spain. She has also been CEO of several oil and gas companies. Ana María received her MBA from Columbia University and her dual undergraduate degrees in Economics and Psychology from the University of Miami.

Ana Maria Mendez has not been a party to any transactions with any related persons of the Company at any point in time.

(d) Appointment of Directors

On July 22, 2022, the Company appointed Damien Grider to its board of directors. The terms, conditions and period of Damien Grider’s directorship have not yet been determined.

Damien Grider has not been a party to any transactions with any related persons of the Company at any point in time.

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

Our Business

Kinetic Group Inc., a Nevada corporation, was formed under the laws of the State of Nevada on June 6, 2014. Kinetic Group changed business core and now is a telecommunications company focused on owning, operating and building wireless infrastructure for international mobile carriers in Latin America. The company rents, operates and builds tower/rooftop/unconventional infrastructure, fiber optic networks, DAS and telecommunication equipment for MNO's. KINETIC is planning to develop business in Telecommunications business in Ecuador with acquisition of GSS Infrastructure and extend our services to other countries in South American.

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

Currently, with new offering of $40.000.000 in share stock, we will have resources for acquire GSS infrastructure and a company in Ecuador and with this continuous growing in Latin America. Our management team is making daily effort to identify new business opportunities.

.

Results of operations for the six-month periods ended June 30, 2022 and June 30, 2021.

Revenue

Our gross revenue for the nine-month periods ended June 30, 2022 and 2021 was $0 and $0 respectively.

The major components of our expenses for the nine-month periods ended June 2022 and 2021 are outlined in the table below:

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021	Increase (Decrease)
	(Unaudited)	(Unaudited)

Compensation - officers	$-	0	$-
Professional fees	$5,050	0	$5,050
General and administrative	$30,376	0	$30,376
	$35,426	0	$35,426

The increase in our operating costs for the nine months ended June 30, 2022, compared to the same period in fiscal 2021, was mainly due to an increase in professional fees and general and administrative cost for acquisition and registration cost.

Debt Settlement

With acquisition and new stockholder’s all debt from last management were canceled. On June 30, 2022, the company has debt with New Gate Investment LLC, major stockholders for $24.426.00 who has supported some expenses required for initial operation after acquisition.

With new acquisition, all debts before May 24, 2022, were canceled and now company has no debts with former management, former related parties and other companies.

Accounts Payable – Related Parties

On June 30, 2022, with new acquisition for new owners, all Notes payable before May 24, 2022 were canceled and now KINETIC new management has not any instrument of debt with other companies, except with stockholders who have supported some expenses for acquisition, legal and administrative cost while company generate own resources.

On June 30, 2022, total debts are $35.426.00, that include $ $24.426.00 with New Gate Investments LLC a related company and $11.000.00 for legal and administrative expenses related with acquisition costs.

Liquidity

Our internal liquidity was provided for our shareholders and related companies. During the three -month ended June 30,2022, the Company reported liabilities from operations of $35.426.00

To date we have financed our operations by cash provided for shareholders.

Liquidity and Capital Resources	As of June 30, 2022	As of June 30, 2021

Total current assets	$-	-
Total current liabilities	$35,426	-
Working capital (deficiency)	$(35,426)	-

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

There can be no assurance that we will be able to obtain additional funding, on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, our directors, or other third parties, or any of the actions discussed above.

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Cash Flow	(Unaudited)	(Unaudited)

Net cash provided (used) by operating activities	-35,426	-
Cash used in investing activities	-	-
Cash provided by financing activities	35,426	-
Net change in cash	-	-

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2022 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during periods ended December 31, 2021 and currently on June 30, 2022. We are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have no unregistered sales of equity on June 30, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended June 2022.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.3	Exhibits\Form 8-k Filed with SEC on May 25, 2022.htm
3.4	Exhibits\Form D-Notice of Exempt Offering of Securities August 9, 2022. pdf
3.5	Exhibits\Form 8-K Filed with SEC on July 22, 2022.pdf
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2022

KINETIC GROUP INC.

By:	“/s/” Ana Maria Mendez
Ana Maria Mendez
President (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

“/s/” Ana Maria Mendez	President and Director	August 10, 2022
Ana Maria Mendez	President and Director

