Form 10-K
period 2022-09-30
KINETIC GROUP INC.
filed 2022-11-14
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

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

Registrant’s telephone number, including area code (786)-7126827

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on Which registered
Common Stock $0.001 par value	None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 1673 (05-21)	Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2022, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold, was $21,371,715

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of September 30, 2022, there were 26,320,200 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.)into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus fi led pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24,1980).

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

As used in this annual report, the terms “we”, “us”, “our”, the “Company” and “Kinetic Group” mean Kinetic Group Inc., unless otherwise indicated.

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

On Aug. 18, 2022 The Company  announced that it has entered into a formal agreement with International Monetary, www.intlmonetary.com, a merchant bank based in Newport Beach, CA, who will assist KNIT in identifying new business prospects and strategic partnerships, as well as source capital so the company can continue to expand. With this agreement KNIT has an additional support which serve to put the company in position to achieve its stated goals of expanding our shareholder base, raising awareness of the company in the marketplace, and uncovering interesting opportunities going forward.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of CertainFinancial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

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

Employees

As of September 30, 2022 we had two employees – Ana Maria Mendez, our President and Chairwoman and Roberto Mora, Chief Financial Officer. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

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

As of September 30, 2022, we had accumulated a deficit of $-250,779. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based on current plans, we expect  to generate revenues in short time. However, our revenues may not be sufficient to cover our operating costs initially. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable investment and operations  level will cause us to go out of business.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

To date, we have relied primarily upon cash from the private sale of equity securities and operational activities and directly from our shareholders.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise. We have  identified other sources for additional funding but we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations.  Similarly, our ability to borrow any such capital may be more expensive and difficult to obtain until this “going concern” uncertainty is resolved.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States.

Our President resides outside the United States but she is an American citizen and our director, resides in the United States and  he is a  United States citizen. Substantially all or a portion of their assets are located in the United States. As a result, it may be possible for investors to:

●	effect service of process within the United States against your officers or directors;

●	enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced persons in the United States;

●	enforce in courts U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above persons; and

●	Avoid bring an original action in foreign courts to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

We do not have a majority of independent directors on our Board and the Company has voluntarily implemented various corporate governance measures, with which stockholders may have more  protections against interested director transactions, conflicts of interest and similar matters.

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

We have not adopted corporate governance measures such as an audit or other independent committee of our board of directors, as we presently do not have independent directors on our board. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committee of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our senior officers are made by a majority of directors or shareholders who have an interest in the outcome of the matters being decided. However, as a general rule, the board of directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The company executes the transaction between executive officers and the company once it was approved by the Board of Directors.

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

Our current President and director owns 39.85% of the outstanding shares of our common stock as of the date of this filing. Accordingly, they have not  a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets. They are not  able to exercise complete control over the company and have the ability to make decisions regarding, (i) whether to issue common stock and preferred stock, including decisions to issue common and preferred stock to themselves; (ii) employment decisions, including their own compensation arrangements, (iii) the appointment of all directors; and (iv) whether to enter into material transactions with related parties. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

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

As of September 30, 2022, we had  26,320,200 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

As of September 30, 2022, 2,007,600 of the outstanding shares of our Common Stock are ‘‘unrestricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As unrestricted securities, these shares may be resold under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

At September 30, 2022, none.

Item 2.	PROPERTIES

We do not hold ownership or leasehold interest in any property, and we do not pay our office rent or office cost for now.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On August 27, 2018, our common stock was verified for trading on OTC Link ATS under the trading symbol KNIT. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Link ATS for the year ended  September 30, 2022.

	2021-2022
	High	Low
First Quarter	$1.27	$0.75
Second Quarter	$1.45	$1.27
Third Quarter	$4.25	$0.54
Fourth Quarter	$4.25	$2.15

*	There were trades 11,923 of our common stock during the relevant period.

Holders.

As of September 30, 2022, there were 12 holders of 25,886,200 shares of the Company’s common stock (98.35%). With the balance of the Company’s common stock being  trades in open market.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

In August 2022, we sold and transferred 10,000 shares in open market transactions.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2022 and 2021.

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

Results of operations for the years ended September 30, 2022 and 2021.

Revenue

We do not generate revenue from operations or investments. We continue with Due Diligence about GSS Infrastructure and NTEC in Ecuador. Besides we have initiated evaluation of other business opportunities in Panama and Colombia.

Our gross revenue for the years ended September 30, 2022 and 2021 was $0 and $0 respectively. Our cost of revenues for the year ended September 30, 2022 was $0 resulting in a gross income of $0.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2022 and 2021 are outlined in the table below:

	For the Year Ended Sept. 30, 2022	For the Year Ended Sept. 30, 2021	Increase (Decrease)
Compensation - officers	$20,300	$21,000	$-700
Professional fees	$10,850		$10,850
Acquisition Fees	$14,941		$14,941
General and administrative	$6,766		$6,766
Total	$52,857	$21,000	$31,857

Accounts Payable – Related Parties

As of September 30, 2022 and 2021 the Company owed its shareholders-directors and officers  is as following:

	For the Year Ended Sept. 30, 2022	For the Year Ended Sept. 30, 2021	Increase (Decrease)
Shareholders	$24,112	$-	$24,112
Officers	$18,000		$18,000
Total	$42,112	$-	$42,112

Liquidity

Our internal liquidity is provided by our shareholders and sale of common stocks operations. During the years ended September 30, 2022 and 2021 the Company reported net loss from operations of  -$52,857 and - $21,000, respectively.

To date we have financed our operations by cash generated from sales of shares of our common stock and cash from our shareholders. We were able to sustain our operations by closing acquisitions in Ecuador and acquisitions in Panama or Colombia, increasing the number of operations.

To date we have not sold shares of common stock to our officers and directors. We sold 10,000 shares at $2.00 per share in the open market to generate cash  to cover expenses.

If not additional capital may be required to maintain ongoing operations.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

Cash Flow	For the Year Ended Sept. 30, 2022	For the Year Ended Sept. 30, 2021

Net cash provided (used) by shareholders and sale common share	$44,112	-
Cash used in activities	$30,447	-
Net Cash	$13,665	-
Net increase (decrease) in cash	$13,665	-

We have not generated revenues during the years ended September 30, 2022 and 2021, respectively. In addition, we received proceeds of $20,000 and $0 from sale of our common stock during the years ended September 30, 2022 and 2021. We received $24,112 during the reporting periods from our shareholders.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended September 30, 2022.

Cash Flows from Financing Activities

Not applicable.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2022 and 2021, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KINETIC GROUP INC.

Report of an Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kinetic Group Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kinetic Group Inc (the “Company”) as of September 30, 2022, the related consolidated statements of operations, changes in shareholders’ equity and cash flows, for each of the two years in the period ended September 30, 2022, and the related notes collectively referred to as the “financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and 2021, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $52,857 for the year ended September 30, 2022, and an accumulated deficit of $250,779 at September 30, 2022. The continuation of the Company as a going concern through September 30, 2022, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)-PCAOB ID 5968

We have served as the Company’s auditor since September 2020.

November 8th, 2022.

Lagos Nigeria

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

	(Audited) September 30, 2022	September 30, 2021
ASSETS
Current Assets:
Cash	$13,665	$-
Due from related party	550,000	-
Total Assets	$563,665	$-

LIABILITIES AND STOCKHOLDER’S EQUITY(DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$43,902	$-
Total Liabilities	43,902	-

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,320,000 and 23,710,000 shares issued and outstanding as of September 30, 2022, and September 30, 2021	26,320	23,710
Additional paid-in capital	744,222	174,212
Accumulated deficit	(250,779)	(197,922)
Total stockholders’ equity	519,763	-
Total Liabilities and Stockholder’s Equity	$563,665	$-

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30, 2022	Year Ended September 30, 2021

Revenue	$-	$-
Cost of revenue	-	-
Gross profit	-	-

Operating Expenses:
Officer’s stock-based compensation	20,300	21,000
Professional fees	14,941	-
General and administrative	17,616	-
Total operating expenses	52,857	21,000
Income (Loss) from Operations	(52,857)	(21,000)

Other income-cancelation of debt	-	-
Income (loss) before income tax provision	(52,857)	(21,000)
Income tax provision	-	-
Net Income (Loss)	$(52,857)	$(21,000)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$(0.00)	$(0.00)

Outstanding - Basic and Diluted	26,320,200	5,532,575

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – October 1, 2020	2,710,200	$2,710	$174,212	$(176,922)	$-

Officers stock-based compensation	21,000,000	21,000	-	-	21,000
Net (loss)	-	-	-	(21,000)	(21,000)

Balance – September 30, 2021	23,710,200	$23,710	$174,212	$(197,922)	$-

Balance – October 1, 2021	23,710,200	$23,710	$174,212	$(197,922)	$-
Common stock issued	2,610,000	2,610	-	-	2,610
Additional paid in capital	-	-	570,010	-	570,010
Net (loss)	-	-	-	(52,857)	(52,857)

Balance – September 30, 2022	26,320,200	$26,320	$744,222	$(250,779)	$519,763

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30, 2022	Year Ended September 30, 2021
Operating Activities:
Net loss	$(52,857)	$(21,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Cancelation of debt and common shares	-	-
Issuance of officer’s stock-based compensation	-	21,000
Due from related party	(550,000)
Accounts payable and accrued liabilities	43,902	-
Clients’ deposits	-	-

Net Cash Provided (Used) by Operating Activities	(558,955)	-

Investing Activities:
Acquisition of property and equipment	-	-
Acquisition of software	-	-
Net Cash Used in Investing Activities	-	-

Financing Activities:
Additional paid in capital	570,010	-
Common stock issued	2,610	-
Net Cash Provided by Financing Activities	572,620	-

Net Change in Cash	13,665	-
Cash - Beginning of Period	-	-
Cash - End of Period	$13,665	$-

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non-Cash Financing and Investing Activities:
Restricted common stock canceled, and proceeds contributed to capital	$-	$-
Issuance of 21,000,000 shares for officer’s compensation at par	$21,000	$21,000

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE SEPTEMBER 30, 2022, AND 2021 CONSOLIDATED FINANCIAL STATEMENTS

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

On May 18, 2022 The Company announced signed a binding Letter of Intent ("LOI") with GSS INFRASTRUCTURE ("GSSI") www.gssinfrastructure.com to acquire a 100% interest in GSSI. The Transaction remains subject to certain conditions being met until definitive completion. transactions for the employees.

On Aug. 18, 2022 The Company announced that it has entered into a formal agreement with International Monetary, www.intlmonetary.com, a merchant bank based in Newport Beach, CA, who will assist KNIT in identifying new business prospects and strategic partnerships, as well as source capital so the company can continue to expand. With this agreement KNIT will has an additional support will serve to put the company in position to achieve its stated goals of expanding our shareholder base, raising awareness of the company in the marketplace, and uncovering interesting opportunities going forward

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2022 and 2021. All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at September 30, 2022 and 2021.

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

There were no potentially debt or equity instruments issued and outstanding at any time during the years ended September 30, 2022 and 2021.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $(250,779) at September 30, 2022, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment at September 30, 2022 and 2021 consisted of the following:

Property and Equipment	Estimated useful lives (Years)	Year Ended 9/30/2022	Year Ended 9/30/2021
Computer equipment	$5	$-	$5,832
Less accumulated depreciation		$-	$(5,832)
Computer equipment, net		$-	$-
Software	$1	$-	$2,495
Less accumulated amortization		$-	$(2,495)
Software, net		$-	$-
Total property and equipment, net		-	-

Depreciation expense

Depreciation expense for the year ended September 30, 2022 and 2021 was $0 and $0, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the Company’s officers for the years ended September 30, 2022 and 2021 were as follows:

Consulting Services from Company's Officers	Year Ended 9/30/2022	Year Ended 9/30/2021

President, Chief Executive Officer	$2,300	$21,000
Chief Financial Officer, Secretary and Treasurer	$18,000	$0
	$20,300	$21,000

Debt Settlement

With acquisition and new stockholder’s all debt from last management were canceled. On September 30, 2022, the company has debt with Shareholders for $24,112 who has supported some expenses required for initial operation after acquisition ( Ana Maria Mendez President for $10,271, Damian Gradier-Director for $11,800 and Canopi Group for $2,041)and with CFO Roberto Mora for $18,000.

Note 6 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy five million (75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,320,200

Unregistered shares of common stock

On September  30, 2022, all unregistered share of common stock were canceled.

Registered shares of common stock

Now all shares are registered: 98.35% in possession of new stockholder’s and 1.65% in open free market and new offering stocks.

Stockholder	Total Shares of Common Stock	Percentage Ownership
Brandink LLC	2,984,825	11.34%
Canopi Group S.A.	5,969,650	22.68%
Partnership CK LLV	2,984,825	11.34%
New Gate Investments S.A	2,505,700	9.52%
Ana Maria Mendez	4,844,650	18.41%
Maria Christina Mendez	122,000	0.46%
Steven Steinmetz	3,000	0.01%
Telco Acquisition Partners LLC	5,644,650	21.45%
Jackeline Bullon	325,000	1.23%
Broad Waters Global Capital SA	454,100	1.73%
Michelle Santiago	35,300	0.13%
Jose Benjamin Zapata	12,500	0.05%
Total	25,886,200	98.4%
OPEN MARKET (*)	124,000	0.47%
NEW OFFERING (**)	310,000	1.18%
TOTAL OUSTANDING	26,320,200	100.00%

Regulation D Offering

The Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering $40,000,000  under the Offering at market price with discount. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State laws. The offering will expire on May 31, 2024. (see exhibits)

On September 30, 2022 the company has sold 10,000 common shares at price of $2.00. This sale represents the only cash received by company in the period ended September 30, 2022.  The company gave 300,000 share to International Monetary according  agreement signed.

Note 7 – Income Tax

Deferred Tax Assets

At September 30, 2022 and 2021, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes respectively.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability. The valuation allowance increased approximately $0 during the year ended September 30, 2022.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits at September 30, 2022 and 2021.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2022 and 2021, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet at September 30, 2022 and 2021 relating to unrecognized tax benefits.

The tax years 2021-2020 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

Note 8 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30,2021 to September  30, 2022, date of these financial statement was issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

(a) Departure of Directors

On May 24, 2022, Aitan Zacharin, the former Company’s chief executive officer, sole director and CFO, resigned from all positions in connection with the transfer of his shares to the New Shareholders announced on that date.

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

(e) Appointment of Management

On August 3, 2022, the Company appointed Roberto Mora to its CFO (Chief Financial Officer). The terms, conditions and period of Roberto Mora has not yet been determined.

(f) Other Events

On July 22, 2022, business activities of KINETIC changed to:

Kinetic Group Inc., is a telecommunications company focused on owning, operating, and building wireless infrastructure for international mobile carriers in Latin America. The company rents, operates and builds tower/rooftop/unconventional infrastructure, fiber optic networks, DAS and telecommunication equipment for MNO's.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2022 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

Item 9B.	OTHER INFORMATION

At date September 30, 2022, no other information to disclose is pending.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

At Date, September 30, 2022, there any information to disclose about foreign jurisdictions.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Ana Maria Mendez	President and Chairwoman
Damian Gradier	Director
Roberto Mora	Chief Finance Officer

The Director will serve as Director until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms or until Board named a substitute. Officers hold their positions at the will of the Board of Directors, absent any employment agreement.

Ana Maria Mendez. Ms. Méndez has over 15 years experience in financial services, working throughout Latin America, Canada and Spain. She has also been CEO of several oil and gas companies. Ana María received her MBA from Columbia University and her dual undergraduate degrees in Economics and Psychology from the University of Miami

Roberto Mora is an Industrial Engineering with MSc in Information System with more 35 year of experience in difference position in Oil Industry, Telecommunications and Consulting Companies as COO, CFO, CAO and Country Manager in Venezuela, Argentina, Mexico, Ecuador, Colombia and USA.

Item 11.	EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2022 and 201 awarded to, earned by or paid to our executive officers.

 Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Change in
Pension
Value &
						Non-	Non-quali-
						Equity	fied
						Incentive	Deferred	All
						Plan	Compen-	Other
Name and				Stock	Option	Compen-	sation	Compen-
Principal*		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)*	($)	($)	($)	(S)	($)	($)	($)

Ana Maria Mendez	2022	0	0	0	0	0	0	0	0
President, CEO	2021	0	0	0	0	0	0	0	0

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Historically, the compensation for our current and former officers consisted of the payments made pursuant to the consulting agreements executed and previously filed with the Commission and incorporated herein by reference. For the years ended September 30, 2022 and 2021, the annual compensation was $0 and $0, for former President, CEO and CFO and current Ana Maria Mendez. We have not provided our named executive officers with perquisites or other personal benefits.

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

Directors’ Compensation

 The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2022 and 2021.

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended September 30, 2022 and 2021.

Pension Benefits and Nonqualified Deferred Compensation

There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Kinetic Group affairs.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

From September 30, 2021 to September 30, 2022, the company does not provided to  any each of our named executive officers executive or common share purchase options, stock awards or equity incentive plan awards.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2022: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2022 there were 26,320,200 shares of our common stock outstanding:

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership %
Common	Ana Maria Mendez - President	4,844,650	18.41%

Common	Damien Gardier - Director (1)	5,644,650	21.45%

Total		10,489,300	39.85%

(1) Include individual shares and share as shareholder in Telco

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of September 30, 2022, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of September 30, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

As of September 30, 2022 there are 10.489,300 shares of common stock outstanding owned by our current officers and directors.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the Company’s officers for the years ended September 30, 2022 and 2021 were as follows:

	Year Ended 9/30/2022	Year Ended 9/30/2021

President, Chief Executive Officer	$-	$-
Former President	$-	$-
Chief Financial Officer, Secretary and Treasurer	$18,000	$-
	$18,000	$-

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our director, Damian Gradier, is not an executive in the company. As a result, we  have an independent directors on our Board of Directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2022 and 2021, we engaged  as our independent accountant and independence auditor. For the years ended September 30, 2022 and 2021, we incurred fees as discussed below:

	Year Ended 9/30/2022	Year Ended 9/30/2021

Audit fees	$4,000	$-
Audit – related fees	$-	$-
Accountant Fees	$2,500
Tax fees	$-
All other fees	$3,050	$-

Total	$9,550	$-

Audit and Accountant fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly and yearly financial statements. Tax fees represent fees related to preparation of our corporation income tax returns.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.3	Exhibits\Form 8-k Filed with SEC on May 25, 2022.htm
3.4	Exhibits\Form D-Notice of Exempt Offering of Securities August 9, 2022.pdf
3.5	Exhibits\Form 8-K Filed with SEC on July 22, 2022.pdf
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16.	Form 10K Summary

The year 2022 was a year of transition for Kinetic Group Inc. The company had important changes that aligned the future development of business with an area in constant growth such as Telecommunications. The acquisition by the new shareholders of the company will boost Kinetic in an area in constant growth and where expectations look promising.

The new shareholders are constantly looking for new business opportunities that are expected to place Kinetic in positive generation of revenues and profits in the new period. The agreements signed with GSSI infrastructure LLC for the acquisition of NTEC in Ecuador and the recent signing of the agreement with International Monetary, will open new opportunities in the period to begin. The company's management team has the experience and knowledge to guide the company to new levels of revenue and opportunities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETIC GROUP INC.

Date: November 9, 2022	By:	/s/ Ana Maria Mendez
Ana Maria Mendez
President and Chairwoman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Ana Maria Mendez	President and Chairwoman	November 9, 2022
Ana Maria Mendez

