Form 10-Q
period 2022-12-31
KINETIC GROUP INC.
filed 2023-02-13
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Registrant’s telephone number including area code: (786-712-6827)

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

Applicable Only to Corporate Issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of December 31, 2022

Class	Outstanding Shares
Common Stock, $0.001 par value	26,320,200

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

3

KINETIC GROUP INC.

For the Three Months Ended December 31, 2022 and 2021 (Unaudited)

4

KINETIC GROUP INC.

UNAUDITED, CONDENSED, and CONSOLIDATED BALANCE SHEETS

As of December 31, 2022 and September 30, 2022

	(Unaudited)	(Unaudited)
	December 31, 2022	September 30, 2022
ASSETS
Current Assets
Cash	$4,186	$13,665
Due from Related Parties	$550,000	$550,000
Total assets	$554,186	$563,665

LIABILITIES AND STOCKHOLDER'S EQUTY
Current Liabilities
Accout payable and acrued liabilities	$50,652	$43,902
Advance Receivables	$-	$-
Total current Liabilities	$50,652	$43,902

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,320,200 share issued and outstanding as December 31, 2022	$26,320	$26,320
Additional paid-in capital	$744,312	$744,222
Accumulated deficit	$(267,098)	$(250,779)

Total stockholders’ equity (deficit)	$503,534	$519,763
Total Liabilities and Stockholder’s Equity (Deficit)	$554,186	$563,665

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDIT, CONDENSED and CONSOLIDATED STATEMENTS OF OPERATIONS

As of December 31, 2022 and December 31, 2021

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Cost of revenue	$-	$-
Gross profit	$-	$-

Operating Expenses:
Officer Compensation	$6,750	$2,300
General and administrative	$-	$1,000
Acquisition Fee	$-	$-
General and administrative	$7,500	$-
Professional Fees	$2,069	$-
Total operating expenses	$16,319	$3,300
Income (Loss) from Operations	$(16,319)	$(3,300)
Income tax provision	$-	$-
Net Income (Loss)	$(16,319)	$(3,300)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$-	$-
Outstanding - Basic and Diluted	$26,320,200	$26,010,200

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.
UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional	Accumulated
Description	Shares	Amount	Paid-in Capital	Deficit	Total
Balance – September 30, 2022	26,320,200	$26,320	$744,222	$(250,779)	$519,763
Net income (loss)	-	-	-	$(16,319)	$(16,319)
Additional paid in Capital			$90		$90
Balance – December 31, 2022 (Unaudited)	26,320,200	$26,320	$744,312	$(267,098)	$503,534

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance – September 30, 2021	23,710,200	$23,710	$174,212	$(197,922)	-
Officer stock-based compensation	2,300,000	2,300	-	-	2,300
Net income (loss)	-	-	-	$(3,300)	$(3,300)
Balance – December 31, 2021 (Unaudited)	26,010,200	$26,010	$174,212	$(201,222)	$(1,000)

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(16,319)	$(3,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Issuance of officer stock based compensation		$2,300
Accounts payable - related party	$6,750	$1,000
Net Cash Provided (Used) by Operating Activities	$(9,569)	$-

Investing Activities:
Acquisition of property and equipment	$-	$-
Acquisition of software	$-	$-
Net Cash Used in Investing Activities	$-	$-

Financing Activities:
Additional paid in Capital	$90	$-
Cash advances – related party	$-	$-
Net Cash Provided by Financing Activities	$90	$-

Net Change in Cash	$-	$-
Cash - Beginning of Period	$13,755	$-
Cash - End of Period	$4,186	$-

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-

Non Cash Financing and Investing Activities:
Accrued compensation-officer-forgiven and contributed to capital	$-	$-
Common stock issued for asset	$-	$-
Common stock cancellation	$-	$-

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE DECEMBER 31, 2022 and 2021 CONSOLIDATED FINANCIAL STATEMENTS

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

On May 18, 2022 The Company signed a binding Letter of Intent ("LOI") with GSS INFRASTRUCTURE ("GSSI") www.gssinfrastructure.com to acquire a 100% interest in GSSI. The Transaction remains subject to certain conditions being met until definitive completion.

On Aug. 18, 2022 The Company announced that it has entered into a formal agreement with International Monetary, www.intlmonetary.com, a merchant bank based in Newport Beach, CA, who will assist KNIT in identifying new business prospects and strategic partnerships, as well as source capital so the company can continue to expand. With this agreement KNIT has additional support which serve to put the company in position to achieve its stated goals of expanding our shareholder base, raising awareness of the company in the marketplace, and uncovering interesting opportunities going forward.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31, 2022 and 2021.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 on December 31, 2022 and 2021.

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

As reflected in the accompanying financial statements, the Company at  December 31, 2022, with new stockholder’s acquisition solved accumulated deficit and now the company has positive stockholder equity of US$ 503,534.

The Company is attempting to generate sufficient revenue; daily operations are being supported by stockholders. Management intends to raise additional funds by way of a private or public offering. A new offering is opening for $40,000,000. At December 31.2022, company sold  10,000 shares from this new offering.

The company  signed a MDE to acquire a company  in Ecuador with which generation of funds will be assured. While the Company believes in the viability of its strategy to continue operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment on December 31 and  September 30, 2022 consisted of the following:

Property and Equipment	Estimated usefull lives (Years)	December 31, 2022	September 30, 2022

Computer equipment	5	$-	$-
Less accumulated depreciation		$-	$-
Computer equipment, net		$-	$-
Software	1	$-	$-
Less accumulated amortization		$-	$-
Software, net		$-	$-
Total property and equipment, net		-	-

Depreciation expense

Depreciation expense for the three-month period ended December 31, 2022 and for the year ended September 30, 2022 was $0 and $0, respectively.

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

Under the terms of the LOI signed KINETIC will acquire GSSI in an all-stock purchase.  As a result of the acquisition, KINETIC will acquire all GSSI's assets, including the binding LOI signed between GSSI and NTEC on March 31, 2022. At the closing of the GSSI-NTEC transaction KINETIC will effectively own and operate 50 telecom tower sites, 187 equipment overlays and 267km of fiber. KINETIC would also acquire three separate long-term contracts with Telefonica Ecuador (OTECEL) to operate active and passive telecom infrastructure in Ecuador, which is yet current.

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

On December 31, 2022, total debts are $50,652, that include $24,112  with shareholders related company and $24,750 with CFO and $1,790  with others.

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the three months ended December 31, 2022 and 2021 were as follows:

	For the Three Months Ended	For the Three Months Ended
	December 31, 2022	December 31, 2021
Consulting Services from Company's Officers	(Unaudited)	(Unaudited)

President, Chief Executive Officer	$-	$2,300
Chief Financial Officer, Secretary and Treasurer	$6,750
	$6,750	$2,300

Debt Settlement

With acquisition and new stockholder’s all debt from management were canceled. On December 31, 2022, the company has debt with major stockholders for $24,112  who have supported some expenses required for initial operation after acquisition.

Note 8 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy five million (75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,320,200

Stockholder	Total Shares of Common Stock	Percentage Ownership
Brandink LLC	2,984,825	11.34%
Canopi Group S.A.	5,969,650	22.68%
Partnership CK LLV	2,984,825	11.34%
New Gate Investments S.A	2,505,700	9.52%
Ana Maria Mendez	4,844,650	18.41%
Maria Christina Mendez	122,000	0.46%
Steven Steinmetz	3,000	0.01%
Telco Acquisition Partners LLC	5,644,650	21.45%
Jackeline Bullon	325,000	1.23%
Broad Waters Global Capital SA	454,100	1.73%
Michelle Santiago	35,300	0.13%
Jose Benjamin Zapata	12,500	0.05%
Total	25,886,200	98.4%
OPEN MARKET (*)	124,000	0.47%
NEW OFFERING (**)	310,000	1.18%
TOTAL OUTSTANDING	26,320,200	100.00%

Regulation D Offering

The Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering $40,000,000  under the Offering at market price with discount. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State laws. The offering will expire on May 31, 2024. (see exhibits)

On September 30, 2022 the company has sold 10,000 common shares at price of $2.00. This sale represents the only cash received by company in the period ended September 30, 2022.  The company gave 300,000 shares to International Monetary according  agreement signed.

Note 9 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent from September 30, 2021 to December 31, 2022, date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

Currently, with new offering of $40.000.000 in share stock, we will have resources for acquire GSS infrastructure and a company in Ecuador and with this continuous growing in Latin America and others acquisitions in evaluation. Our management team is making daily effort to identify new business opportunities.

Results of operations for the three-month periods ended December 31, 2022 and 2021

Revenue

Our gross revenue for the three-month periods ended December 31, 2022 and 2021 was $0 and $0 respectively. Our cost of revenues for the three-month period ended December 31, 2022 and 2021 was $0 and $0 respectively.

5

Costs and Expenses

The major components of our expenses for the three-month periods ended December 31, 2022 and 2021 are outlined in the table below:

	For the Three Months Ended	For the Three Months Ended
	31-Dec-22	31-Dec-21	Increase
	(Unaudited)	(Unaudited)	(Decrease)

Compensation - officers	$6,750	$2,300	$4,450
Professional fees	$7,500	$-	$7,500
General and administrative	$2,069	$-	$2,069
	$16,319	$2,300	$14,019

The increase in our operating costs for the three-month periods ended December 31, 2022 and 2021 was mainly due to an increase in professional fees and general and administrative cost for acquisition and registration cost.

Debt Settlement

With acquisition and new stockholder’s all debt from last management were canceled. On December 31, 2022, the company has debt with Shareholders for $24,112 who has supported some expenses required for initial operation after acquisition ( Ana Maria Mendez President for $10,271, Damian Gradier-Director for $11,800 and Canopi Group for $2,041) and with CFO Roberto Mora for $24,750.

Accounts Payable – Related Parties

On June 30, 2022, with new acquisition for new owners, all Notes payable before May 24, 2022 were canceled and now KINETIC new management has not any instrument of debt with other companies, except with stockholders who have supported some expenses for acquisition, legal and administrative cost while company generate own resources.

On December 31, 2022, total debts are $50.652, that include $ $24.112 .00 with majors shareholders and related company and $24,750 with CFO.

Liquidity

Our internal liquidity was provided for our shareholders and related companies. During the three -month December 31,2022, the Company reported liabilities from operations of $50,652.

To date we have financed our operations by cash provided for shareholders.

	As of	As of
Liquidity and Capital Resources	December 31, 2022	September 30, 2022

Total current assets	$4,186	$13,655
Total current liabilities	$50,652	$43,902
Working capital (deficiency)	$(46,466)	$(30,247)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended	For the Three Months Ended
	December 31, 2022	December 31, 2021
Cash Flow	(Unaudited)	(Unaudited)

Net cash provided (used) by operating activities	$13,755	-
Cash used in investing activities	-	-
Cash provided by financing activities	$9,569	-
Net change in cash	$4,186	-

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of December 31, 2022 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the periods ended December 31, 2021 and currently on December  31, 2022. We are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have no unregistered sales of equity on December 31, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended December 2022.

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

________________________

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

Date: Feberuary 10, 2023

KINETIC GROUP INC.

By:	“/s/” Ana Maria Mendez
Ana Maria Mendez
President (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

“/s/” Ana Maria Mendez	President and Director	February 10, 2023
Ana Maria Mendez	President and Director