Form 10-Q
period 2023-03-31
KINETIC GROUP INC.
filed 2023-05-15
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to_________

 Commission File Number: 333-216047

Kinetic Group Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	47-4685650
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2801 NW 7TH Avenue, Miami FL 33122	33122
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (786-712-6827)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2023

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

3

KINETIC GROUP INC.

For the Three and Six Months Ended March 31, 2023 and 2022 (Unaudited)

4

KINETIC GROUP INC.

UNAUDITED, CONDENSED, and CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2023	September 30, 2022
ASSETS
Current Assets
Cash	$130	$13,665
Due from Related Parties	$550,000	$550,000
Total assets	$550,130	$563,665

LIABILITIES AND STOCKHOLDER'S EQUTY
Current Liabilities
Accout payable and acrued liabilities	$67,820	$43,902
Advance Receivables	$-	$-
Total current Liabilities	$67,820	$43,902

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,320,200 share issued and outstanding as March 31, 2023	$26,320	$26,320
Additional paid-in capital	$744,322	$744,222
Accumulated deficit	$(288,332)	$(250,779)

Total stockholders’ equity (deficit)	$482,310	$519,763
Total Liabilities and Stockholder’s Equity (Deficit)	$550,130	$563,665

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2023	March 31, 2023	March 31, 2022	March 31, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Cost of revenue	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-

Operating Expenses:
Officer Compensation	$13,500	$20,250	$-	$2,300
General and administrative	$5,290	$12,790	$1,000	$2,000
Acquisition Fee	$-	$-	$-	$-
Professional Fees	$2,444	$4,513	$-	$-
Total operating expenses	$21,234	$37,553	$1,000	$4,300
Income (Loss) from Operations	$(21,234)	$(37,553)	$(1,000)	$(4,300)
Income tax provision	$-	$-	$-	$-
Net Income (Loss)	$(21,234)	$(37,553)	$(1,000)	$(4,300)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$-	$-	$-	$-
Outstanding - Basic and Diluted	$26,320,200	$26,010,200	$2,601,200	$26,010,200

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.
UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional
Description	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – September 30, 2022	26,320,200	$26,320	$744,222	$(250,779)	$519,763
Net income (loss)	-	-	-	$(16,319)	$(16,319)
Additional paid in Capital			$90		$90
Balance – December 31, 2022 (Unaudited)	26,320,200	$26,320	$744,312	$(267,098)	$503,534
Net income (loss)				$(21,234)	$(21,234)
Additional paid in capital			$10		$10
Balance – March 31, 2023 (Unaudited)	26,320,200	$26,320	$744,322	$(288,332)	$482,310

	Common stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance – September 30, 2021	23,710,200	$23,710	$174,212	$(197,922)	-
Officer stock-based compensation	2,300,000	2,300	-	-	2,300
Net income (loss)	-	-	-	$(3,300)	$(3,300)
Balance – December 31, 2021 (Unaudited)	26,010,200	$26,010	$174,212	$(201,222)	$(1,000)
Net income (loss)	-	-	-	$(1,000)	$(1,000)
Balance – March 31, 2022 (Unaudited)	26,010,200	$26,010	$174,212	$(202,222)	$(2,000)

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(37,553)	$(4,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Prepaid expenses		$2,000
Issuance of officer stock based compensation		$-
Accounts payable - related party	$23,928	$-
Net Cash Provided (Used) by Operating Activities	$(13,625)	$(2,300)

Investing Activities:		$-
Acquisition of property and equipment	$-	$-
Acquisition of software	$-	$-
Net Cash Used in Investing Activities	$-	$-
		$-
Financing Activities:		$-
Additional paid in Capital	$100	$-
Proceeds from issuance of common stock		$2,300
Cash advances – related party		$-
Net Cash Provided by Financing Activities	$100	$2,300
		$-
Net Change in Cash	$(13,525)	$-
Cash - Beginning of Period	$13,655	$-
Cash - End of Period	$130	$-
		$-
Cash paid during the period for:		$-
Interest	$-	$-
Income tax paid	$-	$-
		$-
Non Cash Financing and Investing Activities:		$-
Accrued compensation-officer-forgiven and contributed to capital	$-	$-
Common stock issued for asset	$-	$-
Common stock cancellation	$-	$-

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE MARCH 31, 2023 and 2022 CONSOLIDATED FINANCIAL STATEMENTS

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2023 and 2022.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 on March 31, 2023 and 2022.

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

As reflected in the accompanying financial statements, the Company at March 31, 2023, with new stockholder’s acquisition eliminated accumulated deficit and the company now has positive stockholder equity of US$ 482,310.

The Company is attempting to generate sufficient revenue and at the present time, daily operations are being supported by stockholders. Management intends to raise additional funds by way of a private or public offering. A new offering is open for $40,000,000. At March 31, 2023, the company had sold 10,000 shares from this new offering. The company issued 300,000 shares to International Monetary according to the agreement signed from the new offering approved.

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

The company is discussing a new MDE with BINNOPS, a company registered in Bogota, Colombia, which is dedicated to the development of Artificial Intelligence and Digital Tweens.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment on March 31, 2023 and September 30, 2022 consisted of the following:

Property and Equipment	Estimated usefull lives (Years)	March 31, 2023	September 30, 2022

Computer equipment	5	$-	$-
Less accumulated depreciation		$-	$-
Computer equipment, net		$-	$-
Software	1	$-	$-
Less accumulated amortization		$-	$-
Software, net		$-	$-
Total property and equipment, net		-	-

Depreciation expense

Depreciation expense for the six-months period ended March 31, 2023 and for the year ended September 30, 2022 was $0 and $0, respectively.

Note 5 – Asset Acquisition

On June 30, 2022, all Agreements signed for former Stockholders were canceled or rescinded. All agreements with Ontario Limited, an Ontario corporation (“Ontario”), Corette and others were closed.

On May 18, 2022 The Company announced signing a binding Letter of Intent ("LOI") with GSS INFRASTRUCTURE ("GSSI") www.gssinfrastructure.com to acquire a 100% interest in GSSI. This Letter of Intent ("LOI") was canceled.

Note 6 – Note Payable

On June 30, 2022, with the acquisition of new owners, all Notes Payable before May 24, 2022 were canceled and KINETIC management has not made any instrument of debt with other companies, except with stockholders who have supported expenses for acquisition, legal and administrative costs while the company generates it’s own resources.

On March 31, 2023, total debts are $67,820 that include $24,412 to shareholders and a related company and $38,250 with the CFO and $5,158 with others.

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the six months ended March 31, 2023 and 2022 were as follows:

	For the Six Months Ended	For the Year Ended
	March 31, 2023	September 30, 2022
Consulting Services from Company's Officers	(Unaudited)	(Audited)

President, Chief Executive Officer	$-	$2,300
Chief Financial Officer, Secretary and Treasurer	$20,250	$18,000
	$20,250	$20,300

Debt Settlement

With acquisition and new stockholder’s all debt from management were canceled. On March  31, 2023, the company has debt with major stockholders for $24,412  who have supported some expenses required for initial operation after acquisition.

Note 8 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy five million (75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,320,200

Stockholder	Total Shares of Common Stock	Percentage Ownership
Canopi Group S.A.	5,969,650	22.68%
Partnership CK LLV	2,984,825	11.34%
New Gate Investments S.A	2,505,700	9.52%
Ana Maria Mendez	4,844,650	18.41%
Maria Christina Mendez	122,000	0.46%
Steven Steinmetz	3,000	0.01%
Telco Acquisition Partners LLC	5,644,650	21.45%
Jackeline Bullon	325,000	1.23%
Broad Waters Global Capital SA	3,438,925	13.07%
Michelle Santiago	35,300	0.13%
Jose Benjamin Zapata	12,500	0.05%
Total	25,886,200	98.4%
OPEN MARKET (*)	124,000	0.47%
NEW OFFERING (**)	310,000	1.18%
TOTAL OUTSTANDING	26,320,200	100.00%
TOTAL OUTSTANDING	26,320,200	100.00%

Regulation D Offering

The Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering stock worth $40,000,000 under the Offering at market price with discount. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be resold unless they are registered under applicable Federal and State laws. The offering will expire on May 31, 2024. (see exhibits)

On September 30, 2022 the company has sold 10,000 common shares at price of $2.00. This sale represents the only cash received by company in the period ended September 30, 2022. The company gave 300,000 shares to International Monetary according to the agreement signed.

Note 9 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent from September 30, 2022 to March 31, 2023, date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

On January 2023, KINETIC canceled LOI  for acquisition of GSS Infrastructure and possible acquisition of it.

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

Currently, with the offering of  $40.000.000 in stock, we will have resources to acquire new acquisitions and for continuous growth in Latin America and other acquisitions in evaluation. Our management team is  making daily efforts to identify new business opportunities.

5

Results of operations for the six-month periods ended March 31, 2023 and 2022

Revenue

Our gross revenue for the six-month periods ended March 31, 2023 and 2022 was $0 and $0 respectively. Our cost of revenues for the six-month periods ended March 31, 2023 and 2022 was $0 and $0 respectively.

Costs and Expenses

The major components of our expenses for the six-month periods ended March 31, 2023 and 2022 are outlined in the table below:

	For the Six Months Ended	For the Six Months Ended
	31-Mar-23	31-Mar-22	Increase
	(Unaudited)	(Unaudited)	(Decrease)

Compensation - officers	$20,250	$2,300	$17,950
Professional fees	$4,513	$2,000	$2,513
General and administrative	$12,790	$-	$12,790
	$37,553	$4,300	$33,253

The increase in our operating costs for the six-month periods ended March 31, 2023 and 2022 was mainly due to an increase in professional fees, general and administrative cost and acquisition and registration cost.

Debt Settlement

With acquisition and new stockholder’s all debt from last management were canceled. On March 31, 2023, the company has debt with Shareholders for $24,412 who has supported some expenses required for initial operation after acquisition ( Ana Maria Mendez President for $10,571, Damian Gradier-Director for $11,800 and Canopi Group for $2,041) and with CFO Roberto Mora for $38,250.

Accounts Payable – Related Parties

On June 30, 2022, with the acquisition of new control stockholders, all Notes payable before May 24, 2022 were canceled and now KINETIC management has not signed any instrument of debt with other companies, except with stockholders who have supported some expenses for acquisition, legal and administrative cost while company generate own resources.

6

On March 31, 2023, total debts are $67,820, that include $ $24.412 .00 with majors shareholders and related company,  $38,250 with CFO and $5,155 with others.

Liquidity

Our internal liquidity was provided for our shareholders and related companies. During the six-month  periods ended March 31, 2023, the Company reported liabilities from operations of $67,820 and net loss for $37,553.

To date we have financed our operations by cash provided for shareholders.

	As of	As of
Liquidity and Capital Resources	March 31, 2023	March 31, 2022

Total current assets	$130	$-
Total current liabilities	$67,820	$2,000
Working capital (deficiency)	$(67,689)	$(2,000)

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

7

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended	For the Six Months Ended
	March 31, 2023	March 31, 2022
Cash Flow	(Unaudited)	(Unaudited)

Net cash provided (used) by operating activities	$(13,625)	$(2,300)
Cash used in investing activities	$-	-
Cash provided by financing activities	$100	$2,300
Net change in cash	$(13,525)	-

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March  31, 2023 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

8

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

9

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the periods ended December 31, 2021 and currently on March 31, 2023. We are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have no unregistered sales of equity securities of March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month periods ended March 2023.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

10

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.3	Exhibits\Form 8-k Filed with SEC on May 26, 2022.htm
3.4	Exhibits\Form D-Notice of Exempt Offering of Securities August 10, 2022.pdf
3.5	Exhibits\Form 8-K Filed with SEC on July 25, 2022.pdf
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETIC GROUP INC.

Date: May 12, 2023	By:	“/s/” Ana Maria Mendez
Ana Maria Mendez
President (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

“/s/” Ana Maria Mendez	President and Director	May 12, 2023
Ana Maria Mendez	President and Director

12