Form 10-Q
period 2023-06-30
KINETIC GROUP INC.
filed 2023-08-07
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of June 30, 2023

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

3

KINETIC GROUP INC.

For the Three and Nine Months Ended June 30, 2023 and 2022 (Unaudited)

4

KINETIC GROUP INC

UNAUDITED, CONDENSED and CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2023	September 30, 2022
ASSETS
Current Assets
Cash	$123	$13,665
Due from Related Parties	$550,000	$550,000
Total assets	$550,123	$563,665

LIABILITIES AND STOCKHOLDER'S EQUTY
Current Liabilities
Accout payable and acrued liabilities	$119,607	$43,902
Advance Receivables	$-	$-
Total current Liabilities	$119,607	$43,902

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,320,200 share issued and outstanding as June 30, 2023	$26,320	$26,320
Additional paid-in capital	$744,322	$744,222
Accumulated deficit	$(340,126)	$(250,779)

Total stockholders’ equity (deficit)	$430,516	$519,763
Total Liabilities and Stockholder’s Equity (Deficit)	$550,123	$563,665

The accompanying notes are an integral part of these unaudited, condensed, and consolidated financial statements

KINETIC GROUP INC.

UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	30-Jun-23	30-Jun-23	30-Jun-22	30-Jun-22
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Cost of revenue	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-

Operating Expenses:
Officer Compensation	$13,500	$33,750	$4,500	$4,500
General and administrative	$7,003	$19,793	$5,900	$5,900
Acquisition Fee	$-	$-	$25,026	$25,026
Professional Fees-Others	$31,291	$35,804	$-	$-
Total operating expenses	$51,794	$89,347	$35,426	$35,426
Income (Loss) from Operations	$(51,794)	$(89,347)	$(35,426)	$(35,426)
Income tax provision	$-	$-	$-	$-
Net Income (Loss)	$(51,794)	$(89,347)	$(35,426)	$(35,426)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$-	$-	$-	$-
Outstanding - Basic and Diluted	$26,320,200	$26,320,200	$26,010,200	$26,010,200

The accompanying notes are an integral part of these unaudited, condensed, and consolidated financial statements

KINETIC GROUP INC.

UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total
Balance – September 30. 2022 (Audited)	26,320,200	$26,320	$744,222	$(250,779)	$519,763
Net income (loss)	-	-	-	$(16,319)	$(16,319)
Additional paid in Capital			$90		$90
Balance – December 31, 2022 (Unaudited)	26,320,200	$26,320	$744,312	$(267,098)	$503,534
Net income (loss)				$(21,234)	$(21,234)
Additional paid in capital			$10		$10
Balance – March 31, 2023 (Unaudited)	26,320,200	$26,320	$744,322	$(288,332)	$482,310
Net loss for the period	-	-	-	(51,794)	(51,794)
Additional paid in capital	-	-	0	-	0
Balance – June 30, 2023 (Unaudited)	26,320,200	26,320	744,322	(340,126)	430,516

	Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – September 30, 2021	23,710,200	$23,710	$174,212	$(197,922)	-
Officer stock-based compensation	2,300,000	2,300	-	-	2,300
Net income (loss)	-	-	-	$(3,300)	$(3,300)
Balance – December 31, 2021 (Unaudited)	26,010,200	$26,010	$174,212	$(201,222)	$(1,000)
Net income (loss)	-	-	-	$(1,000)	$(1,000)
Balance – March 31, 2022 (Unaudited)	26,010,200	$26,010	$174,212	$(202,222)	$(2,000)
Net Loss				(35,426)	(35,426)
Additional paid in Capital			550,000		550,000
Balance – June 30, 2022 (Unaudited)	26,010,200	$26,010	$724,212	$(237,648)	$512,574

The accompanying notes are an integral part of these unaudited, condensed, and consolidated financial statements

KINETIC GROUP INC.

UNAUDITED, CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(89,347)		$(35,426)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Accounts payable and accrued expenses			$8,650
Payroll payable			$4,500
Accounts payable - related party	$75,705		$22,276
Net Cash Provided (Used) by Operating Activities	$(13,642)		$-

Investing Activities:		$
Acquisition of property and equipment	$-		$-
Acquisition of software	$-		$-
Net Cash Used in Investing Activities	$-		$-
		$
Financing Activities:		$
Additional paid in Capital	$-		$-
Proceeds from issuance of common stock	$100		$-
Cash advances – related party	$-		$-
Net Cash Provided by Financing Activities	$100		$-
		$
Net Change in Cash	$(13,542)		$-
Cash - Beginning of Period	$13,665		$-
Cash - End of Period	$123		$-
		$
Cash paid during the period for:		$
Interest	$-		$-
Income tax paid	$-		$-
		$
Non Cash Financing and Investing Activities:		$
Accrued compensation-officer-forgiven and contributed to capital	$-		$-
Common stock issued for asset	$-		$-
Common stock cancellation	$-		$-

The accompanying notes are an integral part of these unaudited, condensed, and consolidated financial statements

KINETIC GROUP INC.

NOTES TO THE JUNE 30, 2023 and 2022 CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Kinetic Group Inc., a Nevada corporation, (the “Company”) was formed under the laws of the State of Nevada on June 6, 2014. Kinetic Group Inc. (“KNIT” or “Company”) changed its business description and now is a technology holding company, offering digital transformation through AI technology to enterprises looking to improve strategic and operational decision making. KNIT accelerates the digital transformation of companies by converting property, plants and equipment into Smart Assets which enhance productivity.

The Company will generate revenue from acquisitions in Latin America and operations in North America.

On April 18, 2023, The Company announced that it has signed a formal Memorandum of Understanding with an profitable AI Company. As a result of the possible acquisition, KINETIC will own 100% of an early entrant AI company offering digital transformation to enterprises. KNIT will offer customizable AI solutions to businesses to improve their decision making, reduce risk and improve operations. Customized solutions, including Digital Twins, Smart Assets, AI predictive analytics and Metaverse engagement are designed to produce significant productivity improvements.  KNIT is an early mover in offering a suite of AI business services to both the private and public sectors.

The Company  also hired CIM Securities LLC as lead placement agent in a $3 million raise structured as an 8% PIK Dividend Series A Convertible Participating Preferred.  The preferred offers a 1.5x liquidation preference and is priced at $1.00 per preferred share. Use of funds is to promote international sales and rollout a subscription-based revenue model.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of June 30, 2023 and  2022.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 on June 30, 2023 and 2022.

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

As reflected in the accompanying financial statements, the Company at  June 30, 2023, with new stockholder’s acquisition eliminated accumulated deficit and the company now has positive stockholder equity of US$ 430,516.

The Company is attempting to generate sufficient revenue and at the present time, daily operations are being supported by stockholders. Management intends to raise additional funds by way of a private or public offering. A new offering is open for $40,000,000. At June 30, 2023, the company had sold  10,000 shares from this new offering. The company issued 300,000 shares to International Monetary according  to the agreement signed from the new offering approved.

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

The company is discussing now the Purchase Agreement with an profitable AI Company  which is planned  to close at end of July 2023.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment on June 30, 2023 and September 30, 2022 consisted of the following:

Property and Equipment	Estimated usefull lives (Years)	30-Jun-23	31-Mar-23	September 30, 2022

Computer equipment	5	$-	$-	$-
Less accumulated depreciation		$-	$-	$-
Computer equipment, net		$-	$-	$-
Software	1	$-	$-	$-
Less accumulated amortization		$-	$-	$-
Software, net		$-	$-	$-
Total property and equipment, net		-	-	-

Depreciation expense

Depreciation expense for the nine-months period ended  June 30, 2023 and for the year ended September 30, 2022 was $0 and $0, respectively.

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

On April 18, 2023, The Company signed a formal Memorandum of Understanding to acquire a profitable AI company established in Colombia.

Note 6 – Note Payable

On June 30, 2022, with the acquisition of new owners, all Notes Payable before May 24, 2022 were canceled and  KINETIC management has not made any instrument of debt with other companies, except with stockholders who have  supported expenses for acquisition, legal and administrative costs while the company generates it’s own resources.

On June 30, 2023, total debts are $119,607 that include $65,953 to shareholders and a related company and $51,760 with the CFO and $1,894 with others.

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the six months ended  June 30, 2023 and 2022 were as follows:

	Nine Months Ended June 30, 2023	Nine Months Ended September 30, 2022
Consulting Services from Company's Officers	(Unaudited)	(Audited)

President, Chief Executive Officer	$-	$2,300
Chief Financial Officer, Secretary and Treasurer	$33,750	$18,000
TOTAL	$33,750	$20,300

Debt Settlement

With acquisition and new stockholder’s all debt from management were canceled. On June 30, 2023, the company has debt with major stockholders for $65,953 who have supported some expenses required for initial operation after acquisition.

Note 8 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy five million 75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,320,200

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

Regulation D Offering

The Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering  stock worth $40,000,000  under the Offering at market price with discount. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be resold unless they are registered under applicable Federal and State laws. The offering will expire on May 31, 2024. (see exhibits)

On June 30, 2023 the company has sold 10,000 common shares at price of $2.00. This sale represents the only cash received by company in the period ended September 30, 2022.  The company gave 300,000 shares to International Monetary according  to the agreement signed.

Note 9 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent  from September 30,2022 to June 30, 2023, date of these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

(e) Appointment of Management

On August 3, 2022, the Company appointed Roberto Mora to its CFO (Chief Financial Officer).

(f) Other Events

1.	On May 12, 2023 and officialized in June 23, 2023 in 8K, business activities of KINETIC was adjusted to:

Kinetic Group Inc. (“KNIT” or “Company”) is a technology holding company, offering digital transformation through AI technology to enterprises looking to improve strategic and operational decision making. KNIT accelerates the digital transformation of companies by converting property, plants and equipment into Smart Assets which enhance productivity.

2.	On January 2023, KINETIC canceled LOI for acquisition of GSS Infrastructure and possible acquisition of it.

3.	On March 2023, KINETIC canceled agreements with Miami Acounting Group.

4.

Kinetic Group Inc. has signed a Memorandum of Understanding to acquire a profitable artificial intelligence software company providing accurate AI predictive software for enterprise digital transformation.

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

Our Business

Kinetic Group Inc., a Nevada corporation, was formed under the laws of the State of Nevada on June 6, 2014. Kinetic Group changed business core and now is a technology holding company, offering digital transformation through AI technology to enterprises looking to improve strategic and operational decision making. KNIT accelerates the digital transformation of companies by converting property, plants and equipment into Smart Assets which enhance productivity.

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

Results of operations for the nine and six-month periods ended June 30, 2023 and 2022

Revenue

Our gross revenue for the nine-month periods ended June 30, 2023 and 2022 was $0 and $0 respectively. Our cost of revenues for the nine-month  periods ended June 30, 2023 and 2022 was $0 and $0 respectively.

Costs and Expenses

The major components of our expenses for the nine-month periods ended June 30, 2023 and 2022 are outlined in the table below:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022	Increase
	(Unaudited)	(Unaudited)	(Decrease)

Compensation - officers	$33,750	$4,500	$29,250
Professional fees	$35,804	$2,000	$33,804
General and administrative	$19,793	$5,900	$19,793
TOTAL	$89,347	$12,400	$82,847

The increase in our operating costs for the nine-month periods ended  June 30,  2023 and 2022 was mainly due to an increase in professional fees, general and administrative cost and acquisition and registration cost in special for activities related to new business acquisitions.

Debt Settlement

With acquisition and new stockholder’s all debt from last management were canceled. On June 30,  2023, the company has debt with Shareholders for $65,953 who has supported some expenses required for initial operation after acquisition ( Ana Maria Mendez President for $35,012, Damian Gradier-Director for $28,900 and Canopi Group for $2,041) and with CFO Roberto Mora for $51,760.

Accounts Payable – Related Parties

On June 30, 2022, with the acquisition of  new control stockholders, all Notes payable before May 24, 2022 were canceled and now KINETIC management has not signed any instrument of debt with other companies, except with stockholders who have supported some expenses for acquisition, legal and administrative cost while company generate own resources.

On June 30, 2023, total debts are US$ 119,607 that include $ 65,953 with majors shareholders and related company,  $ 51,760 with CFO and  $1,894 with others.

Liquidity

Our internal liquidity was provided from our shareholders and related companies. During the three-month  periods ended June 30,2023, the Company reported liabilities from operations of $119,606 and net loss for $-51,794.

To date we have financed our operations by cash provided for shareholders.

Liquidity and Capital Resources	As of June 30, 2023	As of June 30, 2022

Total current assets	$123	$-
Total current liabilities	$119,607	$35,426
Working capital (deficiency)	$(119,484)	$(35,426)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Cash Flow	(Unaudited)	(Unaudited)
Net cash provided (used) by operating activities	$(7)	$-
Cash used in investing activities	$130	-
Cash provided by financing activities	$-	$-
Net change in cash	$123	-

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of June 30, 2023 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the periods ended December 31, 2021 and currently on June 30, 2023. We are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have no unregistered sales of equity securities of June 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended June 30, 2023.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.3	Exhibits\Form 8-K Filed with SEC on May 26, 2022.htm
3.4	Exhibits\Form D-Notice of Exempt Offering of Securities August 10, 2022.htm
3.5	Exhibits\Form 8-K Filed with SEC on July 25, 2022.htm
3.6	Exhibits\Form 8-K Filed with SEC on June 23, 2023.htm
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

____________________

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

Date: August 4, 2023

KINETIC GROUP INC.

By:	“/s/” Ana Maria Mendez
Ana Maria Mendez
President (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

“/s/” Ana Maria Mendez	President and Director	August 4, 2023
Ana Maria Mendez	President and Director

10