Form 10-K
period 2023-09-30
KINETIC GROUP INC.
filed 2023-11-16
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-216047

Kinetic Group Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-4685650
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2801 NW 74TH Avenue, Miami FL 33122	33122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (786-7126827)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on Which registered
Common Stock $0.001 par value	None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has  filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 26, 2023, last business day of period, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold at closing, was $72,493,054

Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of September 30, 2023, there were 26,320,200 shares of the registrant’s common stock outstanding.

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

Our Business

Kinetic Group Inc., a Nevada corporation, (the “Company”) was formed under the laws of the State of Nevada on June 6, 2014. Kinetic Group Inc. (“KNIT” or “Company”) changed its business description and now is a technology holding company, offering digital transformation through AI technology to enterprises looking to improve strategic and operational decision making. KNIT accelerates the digital transformation of companies by converting property, plants and equipment into Smart Assets which enhance productivity.  The Company will generate revenue from acquisitions and operations in Latin America and the USA.

On April 18, 2023, The Company announced that it has signed a formal Memorandum of Understanding with a profitable AI Company. As a result of this acquisition, KINETIC will own 100% of an early entrant AI company offering digital transformation to enterprises. KNIT will offer customizable AI solutions to businesses to improve their decision making, reduce risk and improve operations. Customized solutions, including Digital Twins, Smart Assets, AI predictive analytics and Metaverse engagement are designed to produce significant productivity improvements.  KNIT is an early mover in offering a suite of AI business services to both the private and public sectors. This opportunity is formalized by the signing of an SPA in November 2023.

The Company also hired CIM Securities LLC as lead placement agent in a $3 million raise structured as an 8% PIK Dividend Series A Convertible Participating Preferred. The preferred offers a 1.5x liquidation preference and is priced at $1.00 per preferred share. Use of funds is to promote international sales and roll out a subscription-based revenue model. Kinetic Group Inc. is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing its business. All losses accumulated since Inception (June 6, 2014) have been considered as part of the Company’s development stage activities.

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

Employees

As of September 30, 2023 we had two employees – Ana Maria Mendez, our President and Chairwoman and Roberto Mora, Chief Financial Officer. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

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

The public may obtain information on the operation of the Public Reference Room by calling the SEC on 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Kinetic Group Inc. is a Development Stage Company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts to establishing the business. All losses accumulated since Inception (June 6, 2014) have been considered as part of the Company’s development Stage activities.

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

For so long as Kinetic Group remains an “emerging growth company” as defined in the JOBS Act, it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. Kinetic Group cannot predict if investors will consider its shares in common stock less attractive because of our reliance on some or all of these exemptions. If some investors find Kinetic Group’s shares of common stock less attractive as a result, the trading market for its shares of common stock may be less active, and its stock price may be more volatile.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time as we cease being an “emerging growth company”, we will be required to provide additional disclosure in our SEC filings. However, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.

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

As of September 30, 2023, we had accumulated a deficit of $-372,555. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based on current plans, we expect to generate revenues in the near future. However, our revenues may not be sufficient initially to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable investment and operations level will negatively impact our business.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

To date, we have relied primarily upon cash from the private sale of equity securities and operational activities and directly from our shareholders.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financing, or otherwise. We have identified other sources for additional funding but we cannot be certain that additional funding will be available on acceptable terms, or at all. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition. Furthermore, such a lack of funds may inhibit our ability to respond to competitive pressures or unanticipated capital needs, or may force us to reduce operating expenses, which could significantly harm the business and development of operations.  Similarly, our ability to borrow any such capital may be more expensive and difficult to obtain until this “going concern” uncertainty is resolved.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States.

Our President resides outside the United States. She is an American citizen. Our director resides in the United States and is a United States citizen. Substantially all or a portion of their assets are located in the United States. As a result, it may be possible for investors to:

●	effect service of process within the United States against your officers or directors;

●	enforce U.S. court judgments based upon the civil liability provisions of the U.S. federal securities laws against any of the above referenced persons in the United States;

●	enforce in courts U.S. court judgments based on the civil liability provisions of the U.S. federal securities laws against the above persons; and

●	Avoid bringing an original action in foreign courts to enforce liabilities based upon the U.S. federal securities laws against the above foreign persons.

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

Our Board of Directors is comprised of three individuals, who are our CEO, one director and the CFO. We do not have independent directors on our Board of Directors.

We have not adopted corporate governance measures such as an audit or other independent committee of our board of directors, as we presently do not have independent directors on our board. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurance that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, at present in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages or employment contracts to our senior officers are made by a majority of directors or shareholders who have an interest in the outcome of the matters being decided. However, as a general rule, the board of directors, in making its decisions, determines first that the terms of such transaction are no less favorable to us that those that would be available to us with respect to such a transaction from unaffiliated third parties. The company executes the transaction between executive officers and the company once it has been approved by the Board of Directors.

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

Members of our Board of Directors are inexperienced with U.S. GAAP and the related internal control procedures required of U.S. public companies. Management has determined that our internal audit function is also significantly deficient due to insufficient qualified resources to perform internal audit functions. Finally, we have not established an Audit Committee for our Board of Directors.

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

Our current President and director own 52.92% of the outstanding shares of our common stock as of the date of this filing. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.

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

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Financial Industry Regulatory Authority (“FINRA”) and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These costs could affect profitability and the results of our operations.

We are in the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. We will not be required to conduct the evaluation of the effectiveness of our internal controls until the end of the fiscal year reported upon in our second annual report on Form 10-K.

In addition, because we are a smaller reporting company, we are not required to obtain the auditor attestation of management’s evaluation of internal controls over financial reporting. If we obtain and disclose such reports, we could continue doing so at our discretion so long as we remain a smaller reporting company.

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

Risks Related to our Common Stock and this Offering.

Because we do not intend to pay any cash dividends on our common stock for the foreseeable future, our stockholders will not be able to receive a return on their shares unless they sell them.

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

In addition to the “penny stock” rules described below, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity in our common stock. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

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

You could be diluted by our future issuances of capital stock and derivative securities.

As of September 30, 2023, we had 26,320,200 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

As of September 30, 2023, a total of 2,030,000 of the outstanding shares of our Common Stock are ‘‘unrestricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As unrestricted securities, these shares may be resold under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.

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

On September 30, 2023, none.

Item 2.	PROPERTIES

We do not hold ownership or leasehold interest in any property.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable to our Company.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On August 27, 2018, our common stock was verified for trading on OTC Link ATS under the trading symbol KNIT. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Link ATS for the year ended September 30, 2023.

	2022-2023
	High	Low
First Quarter	$4.50	$3.53
Second Quarter	$4.75	$4.50
Third Quarter	$4.75	$4.75
Fourth Quarter	$5.85	$3.00

*	There were trades 5,046 of our common stock during the relevant period.

Holders.

As of September 30, 2023, there were 13 holders of 26,196,200 shares of the Company’s common stock (98.35%). With the balance of the Company’s common stock being trades in the open market.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

In August 2022, we sold  10,000 shares in open market transactions.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2023 and 2022.

Item 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.

Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

Results of operations for the years ended September 30, 2023 and 2022.

Revenue

We do not generate revenue from operations or investments. We continue with the final details of Due Diligence about our prospective AI company and hope to sign the SPA at the end of November 2023. We have initiated evaluation of other business opportunities in Panama and Colombia.

Our gross revenue for the years ended September 30, 2023 and 2022 was $0 and $0 respectively. Our cost of revenues for the year ended September 30, 2023 was $0 resulting in a gross income of $0.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2023 and 2022 are outlined in the table below:

	For the Year Ended Sept. 30, 2023	For the Year Ended Sept. 30, 2022	Increase (Decrease)

Compensation - officers	$54,000	$20,300	$33,700
Professional fees	$59,436	$10,850	$48,586
Acquisition Fees	$0	$14,941	$-14,941
General and administrative	$8,339	$6,766	$1,573
Total	$121,776	$52,857	$68,919

Accounts Payable – Related Parties

As of September 30, 2023 and 2022 the Company owed its shareholders-directors and officers as follow:

	For the Year Ended Sept. 30, 2023	For the Year Ended Sept. 30, 2022	Increase (Decrease)
Shareholders	$77,380	$24,112	$53,268
Officers	$72,010	$18,000	$54,010
Total	$149,390	$42,112	$107,278

Liquidity

Our internal liquidity is provided by our shareholders and the sale of common stocks. During the years ended September 30, 2023 and 2022 the Company reported net loss from operations of -$121,776 and - $52,857, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

Cash Flow	For the Year Ended Sept. 30, 2023	For the Year Ended Sept. 30, 2022

Net cash provided (used) by shareholders and sale common share	$-13,652	$-558,955
Cash used in activities	$0	$0
Net Cash	$100	$572,620
Net increase (decrease) in cash	$-13,552	$13,665

We have not generated revenues during the years ended September 30, 2023 and 2022, respectively. In addition, we received proceeds of $0 and $20,000 from the sale of our common stock during the years ended September 30, 2023 and 2022. We received $53,168 during the reporting period from our shareholders. Cash flow for September 2022 was revised.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended September 30, 2023.

Cash Flows from Financing Activities

Not applicable.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2023 and 2022, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

KINETIC GROUP INC.

Report of an Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kinetic Group Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kinetic Group Inc (the “Company”) as of September 30, 2023, the related consolidated statements of operations, changes in shareholders’ equity and cash flows, for each of the two years in the period ended September 30, 2023, and the related notes collectively referred to as the “financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and 2022, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $121,776 for the year ended September 30, 2023, and an accumulated deficit of $372,555 at September 30, 2023. The continuation of the Company as a going concern through September 30, 2023, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. There are no critical audit matters to be communicated.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)-PCAOB ID 5968

We have served as the Company’s auditor since September 2020.

November 13th, 2023.

Lagos Nigeria

KINETIC GROUP INC.

CONSOLIDATED BALANCE SHEETS

	(Audited)	(Audited)
	Year Ended 9/30/2023	Year Ended 9/30/2022
ASSETS
Current Assets
Cash	$113	$13,665
Due from Related Parties	$550,000	$550,000

TOTAL ASSETS	$550,113	$563,665

LIABILITIES AND STOCKHOLDER'S EQUTY
Current Liabilities
Account payable and accrued liabilities	$152,026	$43,902
Advance Receivables
Total current Liabilities	$152,026	$43,902

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,320,200 shares issued and outstanding as of September 30, 2023 and September 30, 2022	$26,320	$26,320
Additional paid-in capital	$744,322	$744,222
Accumulated deficit	$(372,555)	$(250,779)
Total stockholders’ equity (deficit)	$398,087	$519,763
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)	$550,113	$563,665

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Audited)	(Audited)
	Year Ended 9/30/2023	Year Ended 9/30/2022

Revenue	$-	$-
Cost of revenue	$-	$-
Gross profit	$-	$-
Operating Expenses:
Officer Stock Base Compensation	$54,000	$20,300
Professional Fee	$59,436	$14,941
General and administrative	$8,339	$17,616
Total operating expenses	$121,776	$52,857
Income (Loss) from Operations	$(121,776)	$(52,857)
Income tax provision	$-	$-
Net Income (Loss)	$(121,776)	$(52,857)

Net Income (Loss) Per Common Share:
Net Income (Loss) per common share - Basic and Diluted	$0.00	$0.00
Outstanding - Basic and Diluted	26,320,200	26,320,200

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total

Balance – October 1, 2021	23,710,200	$23,710	$174,212	$-197,922	$-
Officers stock-based compensation	2,300,000	$2,300	-	-	$2,300
Additional paid in capital	310,000	$310	$570,010	-	$570,320
Net Lost				$-52,857	$-52,857
Balance – September 30, 2022	26,320,200	$26,320	$744,222	$-250,779	$519,763

Balance – October 1, 2022	26,320,200	$26,320	$744,222	$-250,779	$519,763
Common stock issued	0	$0	-	-	$0
Additional paid in capital	-	-	$100	$0	$100
Net (loss)	-		-	$-121,776	$-121,776
Balance – September 30, 2023	26,320,200	$26,320	$744,322	$-372,555	$398,087

The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended 9/30/2023	Year Ended 9/30/2022
Operating Activities:
Net loss	$-121,776	$-52,857
Adjustments to reconcile net loss to net cash used in operating activities:
Cancelation of debt and common shares	$0	$0
Issuance officer's stock-based compensation
Due from related party	$53,168	$-550,000
Accounts Payable (A/P): Account Payable Vendors	$54,956
Accounts payable and accrued liabilities	$0	$43,902
Accounts payable - related party	$0
Net Cash Provided (Used) by Operating Activities	$-13,652	$-558,955
Investing Activities:
Acquisition of property and equipment		$0
Acquisition of software		$0
Net Cash Used in Investing Activities	$0	$0

Financing Activities:
Proceeds from issuance of common stock		$0
Additional Paid-in capital	$100	$570,010
Common stock issued		$2,610
Net Cash Provided by Financing Activities	$100	$572,620
		-
Net Change in Cash	$-13,552	$13,665
Cash - Beginning of Period	$13,665	$0
Cash - End of Period	$113	$13,665

Cash paid during the period for:
Interest	$0	$0
Income tax paid	$0	$0

Non-Cash Financing and Investing Activities:
Restricted common stock canceled, and proceeds contributed to capital		$0
Issuance of 26,320,200 shares for officer’s compensation at par	$0	$0

 The accompanying notes are an integral part of these consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE SEPTEMBER 30, 2023, AND 2022 CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Kinetic Group Inc., a Nevada corporation, (the “Company”) was formed under the laws of the State of Nevada on June 6, 2014. Kinetic Group Inc. (“KNIT” or “Company”) changed its business description and now is a technology holding company, offering digital transformation through AI technology to enterprises looking to improve strategic and operational decision making. KNIT accelerates the digital transformation of companies by converting property, plants and equipment into Smart Assets which enhance productivity. The Company will generate revenue from acquisitions and operations in Latin America and the USA.

On April 18, 2023, The Company announced that it has signed a formal Memorandum of Understanding with a profitable AI Company. As a result of the possible acquisition, KINETIC will own 100% of an early entrant AI company offering digital transformation to enterprises. KNIT will offer customizable AI solutions to businesses to improve their decision making, reduce risk and improve operations. Customized solutions, including Digital Twins, Smart Assets, AI predictive analytics and Metaverse engagement are designed to produce significant productivity improvements.  KNIT is an early mover in offering a suite of AI business services to both the private and public sectors.

The Company also hired CIM Securities LLC as lead placement agent in a $3 million raise structured as an 8% PIK Dividend Series A Convertible Participating Preferred.  The preferred offers a 1.5x liquidation preference and is priced at $1.00 per preferred share. Use of funds is to promote international sales and roll out a subscription-based revenue model.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of September 30, 2023 and 2022. All intercompany balances and transactions have been eliminated.

Development Stage company

Kinetic Group Inc. is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts to establishing the business. All losses accumulated since Inception (June 4, 2014) have been considered as part of the Company’s development stage activities.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The Company derives its revenues from sales contracts with its customers with revenues being generated upon rendering of services. Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In the management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 on September 30, 2023 and 2022.

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

Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-diluted contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS. Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from the exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potential debt or equity instruments issued and outstanding at any time during the years ended September 30, 2023 and 2022.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $-372,555 on September 30, 2023, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and Equipment

Property and equipment on September 30, 2023 and 2022 consisted of the following:

Property and Equipment	Estimated useful lives (Years)	Year Ended 9/30/2023	Year Ended 9/30/2022

Computer equipment	5	$-	$-
Less accumulated depreciation		$-	$-
Computer equipment, net		$-	$-
Software	1	$-	$-
Less accumulated amortization		$-	$-
Software, net		$-	$-
Total property and equipment, net		-	-

Depreciation expense

Depreciation expense for the year ended September 30, 2023 and 2022 was $0 and $0, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the Company’s officers for the years ended September 30, 2023 and 2022 were as follows:

Consulting Services from Company's Officers	Year Ended 9/30/2023	Year Ended 9/30/2022

President, Chief Executive Officer	$0	$2,300
Chief Financial Officer, Secretary and Treasurer	$54,000	$18,000
Total	$54,000	$20,300

Debt Settlement

All debt  from last management group have been canceled. On September 30, 2023, the company has debt with Shareholders for $77,380 which persons have supported some expenses required for initial operation after acquisition (Ana Maria Mendez President for $39,689, Damian Grider-Director for $35,650 and Canopi Group for $2,041) and with CFO Roberto Mora for $72,010.

Note 6 – Stockholders’ Equity (Deficit)

Shares authorized.

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,320,200

Unregistered shares of common stock

None.

Registered shares of common stock

As of September 30, 2023 all shares are registered: 99.53% in possession of new stockholders and 0.47% in open free market. During the period Broad Waters Global Capital acquired total shares from Brandink LLC.

Stockholder	Total Shares of Common Stock	Percentage Ownership
Canopi Group S.A.	5,969,650	22.68%
Partnership CK LLV	2,984,825	11.34%
New Gate Investments S.A	2,505,700	9.52%
Ana Maria Mendez	4,844,650	18.41%
Maria Cristina Mendez	122,000	0.46%
Steven Steinmetz	3,000	0.01%
Telco Acquisition Partners LLC	5,644,650	21.45%
Jackeline Bullon	325,000	1.23%
Broad Waters Global Capital SA	3,438,925	13.07%
Michelle Santiago	35,300	0.13%
Jose Benjamin Zapata	12,500	0.05%
Total	25,886,200	98.35%
NEW OFFERING
* Martin Johnson	10,000	0.04%
* International Monetary	300,000	1.14%
Total	26,196,200	99.53%
OPEN MARKET	124,000	0.47%
TOTAL OUSTANDING	26,320,200	100.00%

Regulation D Offering

The Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering $40,000,000  under the Offering at market price with discount. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be sold unless they are registered under applicable Federal and State laws. The offering will expire on May 31, 2024. (see exhibits)

On August 2022,  the company sold 10,000 common shares at the price of $2.00. This sale represents the only cash received by the company in the period ended September 30, 2022.  The company gave 300,000 shares to International Monetary according to an agreement signed.

Note 7 – Income Tax

Deferred Tax Assets

On September 30, 2023 and 2022, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes respectively.

	Year Ended 9/30/2023	Year Ended 9/30/2022
Net deferred tax assets – Non-current:	$0	$0
Expected income tax benefit from NOL carry-forwards	$78,237	$52,664
Less valuation allowance	$(78,237)	$(52,664)
Deferred tax assets, net of valuation allowance	$0	$0

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding their realizability. The valuation allowance increased approximately  $(25,573) during the year ended September 30, 2023.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits on September 30, 2023 and 2022.

 Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2023 and 2022, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet on September 30, 2023 and 2022 relating to unrecognized tax benefits.

The tax years 2021-2020 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The taxes year 2022 was submitted to IRS.

Note 8 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30,2023 to September 30, 2022, date of these financial statement was issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

(a) Departure of Directors

During this period there was not a departure of Directors.

(c) Appoint of Officers

During this period there were no changes in Officers. Ana Maria Mendez is President and Chairwoman.

(d) Appointment of Directors

During this period there were no changes of Directors. Damien Grider is a member of board of directors.

(e) Appointment of Management

During this period there were no changes in management.  Roberto Mora is  the CFO (Chief Financial Officer).

(f) Other Events

1. On July 22, 2022, business activities of KINETIC changed to:

Kinetic Group Inc. is a technology holding company, offering digital transformation through AI technology to enterprises looking to improve strategic and operational decision making. KNIT accelerates the digital transformation of companies by converting property, plants and equipment into Smart Assets which enhance productivity.

2. On September 2023, KINETIC hired a new Accountant company: BGM Consulting located in Houston Texas, represented by Barry G. McDaniel, CPA, CGMA and APA. We continue with our Audit company: Olayinka Oyebola & Co. located in Houston Texas and Lagos Nigeria, represented by Olayinka T. Oyebola, PCAOB-USA.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2023 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the year covered by this report that have materially affected or are reasonably likely to materially affect our internal controls.

Item 9B.	OTHER INFORMATION

At September 30, 2023, no other information to disclose is pending.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

At September 30, 2023, there is not any information to disclose about foreign jurisdictions.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Position
Ana Maria Mendez	President and Chairwoman
Damian Grider	Director
Roberto Mora	Chief Financial Officer

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

The Director will serve as Director until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms or until the Board has named a substitute. Officers hold their positions at the will of the Board of Directors, absent any employment agreement.

Ana Maria Mendez. Ms. Méndez has over 15 years’ experience in financial services, working throughout Latin America, Canada and Spain. She has also been CEO of several oil and gas companies. Ana María received her MBA from Columbia University and her dual undergraduate degrees in Economics and Psychology from the University of Miami.

Roberto Mora is an Industrial Engineering with MSc in Information System with more 35 years of experience in difference position in Oil Industry, Telecommunications and Consulting Companies as COO, CFO, CAO and Country Manager in Venezuela, Argentina, Mexico, Ecuador, Colombia and USA.

Item 11.	EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2023 and 2022 awarded to, earned by or paid to our executive officers.

 Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Non-Qualified Deferred Compensation Earnings	All other Compensation	Totals
		($)*	($)	($)	($)	(S)	($)	($)	($)

Ana Maria Mendez	2023	$0	$0	$0	$0	$0	$0	$0	$0
President and CEO	2022	$0	$0	$0	$0	$0	$0	$0	$0

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Historically, the compensation for our current and former officers consisted of the payments made pursuant to the consulting agreements executed and previously filed with the Commission and incorporated herein by reference. For the years ended September 30, 2023 and 2022, the annual compensation was $0 and $0, for CEO Ana Maria Mendez. We have not provided our named executive officers with perquisites or other personal benefits.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2023 and 2022.

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended September 30, 2023 and 2022.

Pension Benefits and Nonqualified Deferred Compensation

There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Kinetic Group affairs.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

From September 30, 2022 to September 30, 2023, the company does not provide to any of our named executive officers executive or common share purchase options, stock awards or equity incentive plan awards.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2023: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2023 there were 26,320,200 shares of our common stock outstanding:

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

As of September 30, 2023 there are 13,928,225 shares of common stock outstanding owned by our current officers and directors.

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership %

Common	Ana Maria Mendez - President	4,844,650	18.41%
Common	Damien Grider - Director (1)	9,083,575	34.51%
Total		13,928,225	52.92%

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the Company’s officers for the years ended September 30, 2023 and 2022 were as follows:

	Year Ended 9/30/2023	Year Ended 9/30/2022
President, Chief Executive Officer	$-	$-
Chief Financial Officer, Secretary and Treasurer	$54,000	$18,000
Total	$54,000	$18,000

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our director, Damian Grider, is not an executive in the company. As a result, we have an independent director on our Board of Directors.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2023 and 2022, we engaged as our independent accountant and independent auditor. For the years ended September 30, 2023 and 2022, we incurred fees as discussed below:

	Year Ended 9/30/2023	Year Ended 9/30/2022
Audit fees	$12,000	$4,000
Accountant Fees	$8,630	$2,500
Tax fees	$-	$-
All other fees	$47,145	$3,050
Total	$67,775	$9,550

Audit and Accountant fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly and yearly financial statements. Tax fees represent fees related to the preparation of our corporation income tax returns. The Other Fees mainly involve payment to CIM Securities who act as investor relation partner.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project-based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

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

____________

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

Item 16. Form 10K Summary

2023 has proven to be a pivotal year for KINETIC. We prioritized closing an acquisition in the Digital Transformation space. We are confident that enterprises will continue to  recognize the inevitable need to put their company on a path of transformation or risk being left behind. The next great leap in productivity will inevitably come from Artificial Intelligence and KINETIC will be at the forefront of offering customized solutions to enterprises in the oil and gas, manufacturing, healthcare, transportation and retail sectors. Specifically offering Metaverse solutions, predictive analytics through smart dash boards, Artificial Intelligence and Digital Twins.

We look forward to implementing our growth strategy in one of the most promising areas of growth while looking for other acquisition targets that will add value for all KINETIC stakeholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETIC GROUP INC.

Date: November 13, 2023	By:	/s/ Ana Maria Mendez
Ana Maria Mendez
President and Chairwoman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Ana Maria Mendez	President and Chairwoman	November 13, 2023
Ana Maria Mendez

