Form 10-Q
period 2023-12-31
KINETIC GROUP INC.
filed 2024-02-12
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of December 31, 2023

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

3

KINETIC GROUP INC.

For the Three Months Ended December 31, 2023 and 2022 (Unaudited)

4

KINETIC GROUP INC
UNAUDITED, CONDENSED and CONSOLIDATED BALANCE SHEETS 2023
	(Unaudited)	(Aaudited)
	December 31, 2023	September 30, 2023
ASSETS
Current Assets
Cash	$129	$113
Due from Related Parties	$550,000	$550,000
Total assets	$550,129	$550,113

LIABILITIES AND STOCKHOLDER'S EQUTY
Current Liabilities
Accout payable and acrued liabilities	$179,878	$152,026
Advance Receivables	$-	$-
Total current Liabilities	$179,878	$152,026

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,320,200 share issued and outstanding as December 31, 2023	$26,320	$26,320
Additional paid-in capital	$744,322	$744,322
Accumulated deficit	$(400,391)	$(372,555)

Total stockholders’ equity (deficit)	$370,251	$398,087
Total Liabilities and Stockholder’s Equity (Deficit)	$550,129	$550,113

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDIT, CONDENSED and CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Cost of revenue	$-	$-
Gross profit	$-	$-

Operating Expenses:
Officer Compensation	$13,500	$6,750
General and administrative	$2,517	$2,069
Acquisition Fee	$-	$-
Professional Fees-Others	$11,819	$7,500
Total operating expenses	$27,836	$16,319
Income (Loss) from Operations	$(27,836)	$(16,319)
Income tax provision	$-	$-
Net Income (Loss)	$(27,836)	$(16,319)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$-	$-
Outstanding - Basic and Diluted	$26,320,200	$26,320,200

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.
UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total
Balance – September 30, 2023 (Audited)	26,320,200	26,320	744,322	(372,555)	398,087
Net income (loss)				$(27,836)	$(27,836)
Balance – December 31, 2023 (Unaudited)	26,320,200	26,320	744,322	(400,391)	370,251

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total
Balance – September 30. 2022 (Audited)	26,320,200	$26,320	$744,222	$(250,779)	$519,763
Net income (loss)	-	-	-	$(16,319)	$(16,319)
Additional paid in Capital			$90		$90
Balance – December 31, 2022 (Unaudited)	26,320,200	$26,320	$744,312	$(267,098)	$503,534

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(27,836)	$(16,319)
Adjustments to reconcile net income (loss() to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Accounts payable and accrued expenses		$-
Payroll payable		$-
Accounts payable - related party	$27,852	$6,750
Net Cash Provided (Used) by Operating Activities	$16	$(9,569)

Investing Activities:		$-
Acquisition of property and equipment	$-	$-
Acquisition of software	$-	$-
Net Cash Used in Investing Activities	$-	$-
$-
Financing Activities:		$-
Additional paid in Capital	$-	$90
Proceeds from issuance of common stock	$-	$-
Cash advances – related party	$-	$-
Net Cash Provided by Financing Activities	$-	$90
$-
Net Change in Cash	$16	$(9,479)
Cash - Beginning of Period	$113	$13,665
Cash - End of Period	$129	$4,186
$-
Cash paid during the period for:		$-
Interest	$-	$-
Income tax paid	$-	$-
$-
Non Cash Financing and Investing Activities:		$-
Accrued compensation-officer-forgiven and contributed to capital	$-	$-
Common stock issued for asset	$-	$-
Common stock cancellation	$-	$-

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE DECEMBER 31, 2023 and 2022 CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will generate revenue from acquisitions of companies we deem have exceptional digital transformation solutions as well as through organic growth.

On April 18, 2023, The Company announced that it has signed a formal Memorandum of Understanding with an profitable AI Company.

On November 23, 2023, KINETIC finalized the acquisition of BINNOPS Technologies US LLC a profitable technology company focused on digital transformation solutions to enterprises. As a result of this acquisition, KINETIC will own 100% of an early entrant AI company offering customizable AI solutions to businesses to improve their decision making, reduce risk and improve operations. Customized solutions, including Digital Twins, Smart Assets, AI predictive analytics and Metaverse engagement are designed to produce significant productivity improvements.  KNIT is an early mover in offering a suite of AI business services to both the private and public sectors. The revenue is expected  to reach $5.1 million , assuming sufficient funding of at least $1.7million.

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of December 31, 2023 and  2022.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 on December 31, 2023 and 2022

Earnings per Share

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

As reflected in the accompanying financial statements, the Company at  December 31, 2023, with new stockholder’s acquisition eliminated the accumulated deficit and the company has  a positive stockholder equity of US$ 370,251.

The Company is attempting to generate sufficient revenue and at the present time, daily operations are being supported by stockholders. Management intends to raise additional funds by way of a private or public offering. A new offering is open for $40,000,000. At December 31,2023, the company had sold  10,000 shares from this new offering. The company issued 300,000 shares to International Monetary according  to the agreement signed from the new offering approved.

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

Note 4 – Property and Equipment

Property and equipment on  December 31,2023 and  September 30, 2023 consisted of the following:

Property and Equipment	Estimated usefull lives (Years)	December 31, 2023	September 30, 2023

Computer equipment	5	$-	$-
Less accumulated depreciation		$-	$-
Computer equipment, net		$-	$-
Software	1	$-	$-
Less accumulated amortization		$-	$-
Software, net		$-	$-
Total property and equipment, net		-	-

Depreciation expense

Depreciation expense for the nine-months period ended December 31, 2023 and for the year ended September 30, 2023 was $0 and $0, respectively.

Note 5 – Asset Acquisition

On June 30. 2022, all Agreements signed for former Stockholders were canceled or rescinded. All agreements with Ontario Limited, an Ontario corporation (“Ontario”), Corette and others were closed.

On November 23, 2023, KINETIC finalized the acquisition of BINNOPS Technologies US LLC a profitable technology company focused on digital transformation solutions to enterprises. As a result of this acquisition, KINETIC will own 100% of an early entrant AI company  with headquarters in Houston Texas and a branch of this located in Bogota Colombia. The revenue is expected  to reach $5.1 million , assuming sufficient funding of at least $1.7million.

Note 6 – Note Payable

On December 31, 2022, with the acquisition of new owners, all Notes Payable before May 24, 2022 were canceled and  KINETIC management has not made any instrument of debt with other companies, except with stockholders who have  supported expenses for acquisition, legal and administrative costs while the company generates it’s own resources.

On December 31, 2023, total debts are $179,878  that include $86,491  to shareholders and a related company and $85,510  with the CFO and $7,877  with others.

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the six months ended  December 31, 2023 and 2022 were as follows:

	For the Three Months Ended	For the Three Months Ended
	December 31, 2023	December 31, 2022
Consulting Services from Company's Officers	(Unaudited)	(Unaudited)

President, Chief Executive Officer	$-	$-
Chief Financial Officer, Secretary and Treasurer	$13,500	$6,750
TOTAL	$13,500	$6,750

Debt Settlement

With acquisition and new stockholder’s all debt from management were canceled. On December 31, 2023, the company has debt with major stockholders for $86,491 who have supported some expenses required for initial operation after acquisition.

Note 8 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy five million (75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,320,200

Regulation D

Stockholder	Total Shares of Common Stock	Percentage Ownership
Canopi Group S.A.	5,969,650	22.68%
Partnership CK LLV	2,984,825	11.34%
New Gate Investments S.A	2,505,700	9.52%
Ana Maria Mendez	4,844,650	18.41%
Maria Christina Mendez	122,000	0.46%
Steven Steinmetz	3,000	0.01%
Telco Acquisition Partners LLC	5,644,650	21.45%
Jackeline Bullon	325,000	1.23%
Broad Waters Global Capital SA	3,438,925	13.07%
Michelle Santiago	35,300	0.13%
Jose Benjamin Zapata	12,500	0.05%
Total	25,886,200	98.4%
OPEN MARKET	124,000	0.47%
NEW OFFERING	310,000	1.18%
TOTAL OUSTANDING	26,320,200	100.00%

 Offering

The Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering  stock worth $40,000,000  under the Offering at market price with discount. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be resold unless they are registered under applicable Federal and State laws. The offering will expire on May 31, 2024. (see exhibits)

On December 30, 2023 the company has sold 10,000 common shares at price of $2.00. This sale represents the only cash received by company in the period ended  September 30, 2022.  The company gave 300,000 shares to International Monetary according  to the agreement signed.

Note 9 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent  to September  30,2023 to December 31, 2023, the date these financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements.

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

(c) Appointment of Officers

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

(e) Appointment of Management

On August 3, 2022, the Company appointed Roberto Mora to its CFO (Chief Financial Officer).

(f) New Board of Directors Appointment

On November 23, 2023, and as a result of the acquisition of BINNOPS, KINETIC added two new Board members:

1.-

Jairo Fernandez, founder of Binnops and former CEO of Binnops Colombia. B.Sc / M.Sc in Civil Engineering. MBA & Management Development Programs from U. Los Andes, Bogota, Colombia and MIT. Boston. Mr Fernandez is an Engineer with over 35 years of Experience in Engineering and has extensive experience while working for multinational companies in global projects.

2.-

Luis F. Echavez Partner and Former COO of Binnops Colombia. He is a B.Sc In Mechanical Engineering from Universidad Industrial de Santander in Colombia and a MBA from INALDE Business School. Mr Chavez has more than 15 years of experience in the application of advanced technologies to the Assets Management Industry.

(g) Other Events

1.-

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

 Results of operations for the nine and six-month periods ended December 31, 2023 and 2022

Revenue

 Our gross revenue for the nine-month periods ended December 31, 2023 and 2022 was $0 and $0 respectively. Our cost of revenues for the nine-month  periods ended December 31, 2023 and 2022 was $0 and $0 respectively.

Costs and Expenses

The major components of our expenses for the nine-month periods ended December 31, 2023 and 2022 are outlined in the table below:

	For the Three Months Ended	For the Three Months Ended
	31-Dec-23	31-Dec-22	Increase
	(Unaudited)	(Unaudited)	(Decrease)

Compensation - officers	$13,500	$6,750	$6,750
Professional fees	$11,819	$7,500	$4,319
General and administrative	$2,517	$2,069	$2,517
TOTAL	$27,836	$16,319	$13,586

The increase in our operating costs for the nine-month periods ended  December 31,  2023 and 2022 was mainly due to an increase in professional fees, general and administrative cost and acquisition and registration costs for activities related to new business acquisitions.

Debt Settlement

With acquisition and new stockholder’s all debt from last management were canceled. On December 31,  2023, the company has debt with Shareholders for $86,491 who has supported some expenses required for initial operation after acquisition ( Ana Maria Mendez President for $48,800, Damian Gradier-Director for $35,650 and Canopi Group for $2,041) and with CFO Roberto Mora for $85,510.

 Accounts Payable – Related Parties

On June 30, 2022, with the acquisition of  new control stockholders, all Notes payable before May 24, 2022 were canceled and now KINETIC management has not signed any instrument of debt with other companies, except with stockholders who have supported some expenses for acquisition, legal and administrative cost while the company generates its own resources.

On December 31, 2023, total debts are US$ 179,878  that include $ 86,491 with majors shareholders and related company,  $ 85,510 with CFO and  $7,899 with others.

Liquidity

Our internal liquidity was provided from our shareholders and related companies. During the three-month  period ended  December 31,2023, the Company reported liabilities from operations of $179,878 and net loss for $-27,836.

To date we have financed our operations by cash provided for shareholders.

	As of	As of
Liquidity and Capital Resources	December 31, 2023	September 30, 2023

Total current assets	$129	$113
Total current liabilities	$179,878	$152,026
Working capital (deficiency)	$(179,749)	$(151,913)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Three Months Ended	For the Three Months Ended
	December 31, 2023	December 31, 2022
Cash Flow	(Unaudited)	(Unaudited)

Net cash provided (used) by operating activities	$16	$(9,569)
Cash used in investing activities	$-	-
Cash provided by financing activities	$-	$90
Net change in cash	$16	$(9,479)

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of  December 31, 2023 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the periods ended  December 31, 2021 and currently on December 31, 2023. We are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have no unregistered sales of equity securities as of December 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the three-month periods ended December 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.3	Exhibits\Form 8-K Filed with SEC on May 26, 2022.htm
3.4	Exhibits\Form D-Notice of Exempt Offering of Securities August 10, 2022.htm
3.5	Exhibits\Form 8-K Filed with SEC on July 25, 2022.htm
3.6	Exhibits\Form 8-K Filed with SEC on June 23, 2023.htm
3.7	Exhibits\Form 8-K Filed with SEC on November 28, 2023.htm
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

KINETIC GROUP INC.

Date: February 11, 2024	By:	“/s/” Ana Maria Mendez
Ana Maria Mendez
President (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

“/s/” Ana Maria Mendez	President and Director	February 11, 2024
Ana Maria Mendez	President and Director

11