Form 10-Q
period 2024-03-31
KINETIC GROUP INC.
filed 2024-05-13
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Applicable Only to Corporate Issuers:

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 31, 2024

Class	Outstanding Shares
Common Stock, $0.001 par value	26,420,200

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

3

KINETIC GROUP INC.

For the Three and Six Months Ended March 31, 2024  and 2023 (Unaudited)

4

KINETIC GROUP INC

UNAUDITED, CONDENSED AND CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2024	September 30, 2023
ASSETS
Current Assets
Cash	149	$113
Due from Related Parties	-	$-
Total assets	149	$113

LIABILITIES AND STOCKHOLDER'S EQUTY
Current Liabilities
Account payable and accrued liabilities	198,071	$152,025
Advance Receivables	-	$-
Total current Liabilities	198,071	$152,025

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,420,200 share issued and outstanding as March 31, 2024	26,420	$26,320
Additional paid-in capital	194,322	$194,322
Accumulated deficit	(418,664)	$(372,554)

Total stockholders’ equity (deficit)	(197,922)	$(151,912)
Total Liabilities and Stockholder’s Equity (Deficit)	149	$113

The accompanying notes are an integral part of these unaudited, condensed, and consolidated financial statements

KINETIC GROUP INC.

UNAUDITED, CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2024	March 31, 2024	March 31, 2023	March 31, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Cost of revenue	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-

Operating Expenses:
Officer Compensation	$13,500	$27,000	$13,500	$20,250
General and administrative	$3,199	$5,716	$2,354	$2,564
Acquisition Fee	$-	$-	$-	$-
Professional Fees	$1,574	$13,393	$5,380	$14,739
Total operating expenses	$18,273	$46,109	$21,234	$37,553
Income (Loss) from Operations	$(18,273)	$(46,109)	$(21,234)	$(37,553)
Income tax provision	$-	$-	$-	$-
Net Income (Loss)	$(18,273)	$(46,109)	$(21,234)	$(37,553)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$-	$-	$-	$-
Outstanding - Basic and Diluted	$26,420,200	$26,320,200	$26,320,200	$26,320,200

The accompanying notes are an integral part of these unaudited, condensed, and consolidated financial statements

KINETIC GROUP INC.

UNAUDITED, CONDENSED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
	Common stock		Paid-in	Accumulated
Description	Shares	Amount	Capital	Deficit	Total
Balance – September 30. 2023 (Audited)	26,320,200	$26,320	$194,322	$(372,554)	$(151,912)
Net income (loss)				$(27,836)	$(27,836)
Additional paid in Capital
Balance – December 31, 2023 (Unaudited)	26,320,200	$26,320	$194,322	$(400,390)	$(179,748)
Net income (loss)				$(18,273)	$(18,273)
New offering stocks	100,000	$100			$100
Balance – March 31, 2024 (Unaudited)	26,420,200	$26,420	$194,322	$(418,664)	$(197,922)

	Common stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance – September 30, 2022 (Audited)	26,320,200	$26,320	$194,222	$(250,779)	$(30,237)
Net income (loss)				$(16,319)	$(16,319)
Additional paid in capital			$90		$90
Balance – December 31, 2022 (Unaudited)	26,320,200	$26,320	$194,312	$(267,098)	$(46,466)
Net income (loss)				$(21,234)	$(21,234)
Additional paid in capital			$10		$10
Balance – March 31, 2023 (Unaudited)	26,320,200	$26,320	$194,322	$(288,332)	$(67,690)

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDITED, CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(46,109)	$(37,553)
Adjustments to reconcile net income (loss() to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Prepaid expenses	$2,663	$3,368
Issuance of officer stock based compensation		$-
Accounts payable - related party	$43,382	$20,550
Net Cash Provided (Used) by Operating Activities	$(64)	$(13,635)

Investing Activities:		$-
Acquisition of property and equipment	$-	$-
Acquisition of software	$-	$-
Net Cash Used in Investing Activities	$-	$-

Financing Activities:		$-
Additional paid in Capital		$100
Proceeds from issuance of common stock	$100	$-
Cash advances – related party	$-	$-
Net Cash Provided by Financing Activities	$100	$100

Net Change in Cash	$36	$(13,535)
Cash - Beginning of Period	$113	$13,665
Cash - End of Period	$149	$130

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-
		$-
Non Cash Financing and Investing Activities:		$-
Accrued compensation-officer-forgiven and contributed to capital	$-	$-
Common stock issued for asset	$-	$-
Common stock cancellation	$-	$-

The accompanying notes are an integral part of these unaudited, condensed, and consolidated financial statements

KINETIC GROUP INC.

NOTES TO THE MARCH 31, 2024 and 2023 CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Kinetic Group Inc., (the “Company”) was formed under the laws of the State of Nevada on June 6, 2014 and is currently domiciled in Nevada. Kinetic Group Inc. (“KNIT” or “Company”) is a technology holding company, offering digital transformation through AI technology to enterprises looking to improve strategic and operational decision making. KNIT accelerates the digital transformation of companies by converting property, plants and equipment into Smart Assets which enhance productivity.

The Company will generate revenue from acquisitions of companies we deem have exceptional digital transformation solutions as well as through organic growth.

On April 18, 2023, The Company announced that it has signed a formal Memorandum of Understanding with an profitable AI Company.

On November 23, 2023, KINETIC finalized the terms of the acquisition of BINNOPS Technologies US LLC a profitable technology company focused on digital transformation solutions to enterprises. As a result of this acquisition, KINETIC will own 100% of an early entrant AI company offering customizable AI solutions to businesses to improve their decision making, reduce risk and improve operations. Customized solutions, including Digital Twins, Smart Assets, AI predictive analytics and MetavSerse engagement are designed to produce significant productivity improvements. BINNOPS is an early mover in offering a suite of AI business services to both the private and public sectors. After completion of the acquisition, revenue is expected to be $5.1 million (forecast Y1), assuming sufficient funding of at least $1.7million.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of March 31, 2024 and 2023.

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

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Board of Directors maintains a tax committee to review all tax issues and make recommendations to management concerning tax matters. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 on March 31, 2024 and 2023.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of US$ (418,664) and stockholder equity of US$ (197,922).

In early May 2024 our new external accounting advisors questioned a specific entry in the Balance Sheet that was posted in June 2022. The entry was an increase to Accounts Receivable in the amount of Five Hundred Fifty Thousand Dollars ($550,000) due from existing shareholders and with the offset going to Addition Paid in Capital. The previous external accountants had originally interpreted a Share Sale and Purchase Agreement executed between shareholders in the second quarter of 2022 as money that the acquiring shareholders owed Kinetic Group. However, upon further review by the new accounting advisors it was discovered that the original SPA did not provide for money to be paid to Kinetic. Accordingly, the Company reversed the entry immediately after the discovery of the error. According it was reported in last 8K and 8K/A.

Management does not expect this reversal to adversely materially affect the ongoing business of Kinetic.

The Company is attempting to generate sufficient revenue and at the present time, daily operations are being supported by principal stockholders. Management intends to raise additional funds by way of a private or public offering. A new offering is open for $40,000,000. At March 31,2024, the company had sold 10,000 shares from this new offering. The company issued 100,000 shares to the CFO of KINETIC from the new offering.

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

Note 4 – Property and Equipment

Property and equipment on March 31, 2024 and September 30, 2023 consisted of the following:

	Estimated	(Unaudited)	(Audited)
Property and Equipment	usefull lives (Years)	March 31, 2024	September 30, 2023

Computer equipment	5	$-	$-
Less accumulated depreciation		$-	$-
Computer equipment, net		$-	$-
Software	1	$-	$-
Less accumulated amortization		$-	$-
Software, net		$-	$-
Total property and equipment, net		$-	$-

Depreciation expense

Depreciation expense for the six-months period ended March 31, 2024 and for the year ended September 30, 2023 was $0 and $0, respectively.

Note 5 – Asset Acquisition

On June 30. 2022, all Agreements signed with former Stockholders were canceled or rescinded. All agreements with Ontario Limited, an Ontario corporation (“Ontario”), Corette and others were closed.

On November 23, 2023, KINETIC finalized the terms of the acquisition of BINNOPS Technologies US LLC a profitable technology company focused on digital transformation solutions to enterprises. As a result of this acquisition, KINETIC will own 100% of an early entrant AI company  with headquarters in Houston Texas and a branch  located in Bogota Colombia. After acquisition, revenue will be $5.1 million forecast for Y12024 , assuming sufficient funding of at least $1.7million. The operationalization of this acquisition is waiting for sufficient funding we forecast to be received by the end of May 2024.

Note 6 – Note Payable

On December 31, 2022, as a result of the acquisition of Kinetic by its current shareholder, all Notes Payable before May 24, 2022 were canceled and  KINETIC management has not made any instrument of debt with other companies, except with stockholders who have  supported expenses for acquisition, legal and administrative costs while the company generates it’s own resources.

On March  31, 2024, total debts are $198,071  that include $93,863  to shareholders and a related company,   $98,910  with the CFO and $5,298  with others.

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the six months ended  March  31, 2024 and September 2023 were as follows:

	For the Six Months Ended	For the Year Ended
	March 31, 2024	September 30, 2023
Consulting Services from Company's Officers	(Unaudited)	(Audited)

President, Chief Executive Officer	$-	$-
Chief Financial Officer, Secretary and Treasurer	$27,000	$54,000
	$27,000	54,000

Debt Settlement

With acquisition and new stockholder’s all debt from management were canceled. On March 31, 2024, the company has debt with major stockholders for $93,863 who have supported some expenses required for initial operation after acquisition.

Note 8 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy five million (75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,420,200

Stockholder	Total Shares of Common Stock	Percentage Ownership
Canopi Group S.A.	5,969,650	22.60%
Partnership CK LLV	2,984,825	11.30%
CEDE & CO	2,790,500	10.56%
Ana Maria Mendez	4,844,650	18.34%
Steven Steinmetz	3,000	0.01%
Telco Acquisition Partners LLC	5,624,650	21.29%
Jackeline Bullon	325,000	1.23%
Broad Waters Global Capital SA	3,328,925	12.60%
Total	25,871,200	97.92%
OPEN MARKET	139,000	0.53%
NEW OFFERING	410,000	1.55%
TOTAL OUSTANDING	26,420,200	100.00%

Regulation D Offering

The Company filed with the Securities and Exchange Commission a notice of an exempt offering of the Company’s securities on the Form D (the “Offering”). The Company is offering  stock worth $40,000,000  under the Offering at market price with discount. The Securities are being offered by the Company through its officers and directors on a “best efforts” basis, pursuant to a non-public offering exemption from the registration requirements imposed by the Securities Act of 1933, under Regulation D, Rule 506, as amended (“1933 Act”). The Securities are not being registered and may not be resold unless they are registered under applicable Federal and State laws. The offering will expire on May 31, 2024, 2024 unless extended by the Board of Directors. (see exhibits).

On March 31, 2024  the company has sold 10,000 common shares at price of $2.00. This sale represents the only cash received by company since September 30, 2022.  The company awarded 100,000 shares  to the CFO.

Note 9 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent  to September 30,2023 to March 31, 2024, the date  these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements, other than what was reported in the last 8k and  8K/A. mentioned in Note 3.

(a) Departure of Directors

On May 24, 2022, Aitan Zacharin, the former Company’s chief executive officer and sole director, resigned from both positions in connection with the transfer of his shares to the New Shareholders announced on that date.

(b) Appointment of Officers

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

(c) New Board of Directors Appointment

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

(b) Other Events

1.-	On September 2023, KINETIC hired a new Accountant company: BGM Consulting located in Houston Texas, represented by Barry G. McDaniel, CPA, CGMA and APA.

2.-

According last 8K filed and included in exhibits, The Company has discharged it's audit firm. There is no dispute with our old audit firm. Until we hire a new permanent audit firm, our books and records will be overseen by BGM Consulting LLC (“CPA”).

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

Our Business

Kinetic Group Inc., a Nevada corporation, was formed under the laws of the State of Nevada on June 6, 2014. Kinetic Group is a technology holding company, offering digital transformation through AI technology to enterprises looking to improve strategic and operational decision making. KNIT accelerates the digital transformation of companies by converting property, plants and equipment into Smart Assets which enhance productivity.

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

Results of operations for the six-month periods ended March 31, 2024 and 2023

Revenue

Our gross revenue for the six-month periods ended March 31, 2024 and 2023 was $0 and $0 respectively. Our cost of revenues for the six-month periods ended March 31, 2024 and 2023 was $0 and $0 respectively.

Costs and Expenses

The major components of our expenses for the six-month periods ended March 31, 2024 and 2023 are outlined in the table below:

	For the Six Months Ended	For the Six Months Ended
	31-Mar-24	31-Mar-23	Increase
	(Unaudited)	(Unaudited)	(Decrease)

Compensation - officers	$27,000	$20,250	$6,750
Professional fees	$13,393	$14,739	$(1,346)
General and administrative	$5,716	$2,564	$5,716
	$46,109	$37,553	$11,121

The increase in our operating costs for the six-month periods ended March 31, 2024 and 2023 was mainly due to an adjust in compensation and an accountant restructuration between professional fees and general and administrative cost .

Debt Settlement

With acquisition and new stockholder’s all debt from last management were paid.

Accounts Payable – Related Parties

On June 30, 2022, with the acquisition of new controlling stockholders, all Notes payable before May 24, 2022 were canceled and KINETIC’s management has not signed  debt instrument with other companies, except with stockholders who have supported some expenses for acquisition, legal and administrative cost while the company generates its own resources.

On March 31, 2024, the company has debt with Shareholders for $93,863 who have supported some expenses required for initial operations  ( Ana Maria Mendez- President for in the amount of $56,172, Damian Grider-Director for in the amount of $35,650 and Canopi Group for in the amount of $2,041 and back pay owed to with CFO Roberto Mora-CFO for in the amount of $98,910).

Liquidity

Our internal liquidity was provided for our shareholders and related companies. During the six-month periods ended March 31,2024, the Company reported liabilities from operations of $198,071 and net loss for US$(46,109).

To date we have financed our operations by cash provided by shareholders.

	As of	As of
Liquidity and Capital Resources	March 31, 2024	March 31, 2023

Total current assets	$149	$130
Total current liabilities	$198,071	$67,820
Working capital (deficiency)	$(197,922)	$(67,690)

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

	For the Six Months Ended	For the Six Months Ended
	March 31, 2024	March 31, 2023
Cash Flow	(Unaudited)	(Unaudited)

Net cash provided (used) by operating activities	$(64)	$(13,635)
Cash used in investing activities	$-	-
Cash provided by financing activities	$100	$100
Net change in cash	$36	$(13,535)

Recent Accounting Pronouncements

See Note 2 to the Unaudited Financial Statements.

Off Balance Sheet Arrangements

As of March  31, 2024 we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We were not subject to any legal proceedings during the periods ended  December 31, 2021 and ending March 31, 2024. We are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have no unregistered sales of equity securities of March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No senior securities were issued and outstanding during the six-month periods ended March 2024.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.3	Exhibits\Form 8-K Filed with SEC on May 26, 2022.htm
3.4	Exhibits\Form D-Notice of Exempt Offering of Securities August 10, 2022.htm
3.5	Exhibits\Form 8-K Filed with SEC on July 25, 2022.htm
3.6	Exhibits\Form 8-K Filed with SEC on June 23, 2023.htm
3.7	Exhibits\Form 8-K Filed with SEC on November 28, 2023.htm
3.8	Exhibit\Form 8-K Filed with SEC May 2, 2024.htm
3.9	Exhibit\Form 8-K/A Filed with SEC May 13, 2024.htm
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: May 13, 2024

KINETIC GROUP INC.

By:	“/s/” Ana Maria Mendez
Ana Maria Mendez
President (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

“/s/” Ana Maria Mendez	President and Director	May 13, 2024
Ana Maria Mendez	President and Director

