Form 10-Q/A
period 2024-03-31
KINETIC GROUP INC.
filed 2024-10-10
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q/A

(Amendment No. 1)

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit such files.  Yes ☒     No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐     No ☒

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

3

KINETIC GROUP INC.

For the Three and Six Months Ended March 31, 2024  and 2023 (Unaudited)

KINETIC GROUP INC.

AMENDED, UNAUDITED, CONDENSED, and CONSOLIDATED BALANCE SHEETS

(Amended according to 8K- May 2, 2024 and 8-K/A Amendment No.1 and 2)

	(Unaudited)	(Audited)
	March 31, 2024	September 30, 2023
ASSETS
Current Assets
Cash	$149	$113
Due from Related Parties	$-	$-
Total assets	$149	$113

LIABILITIES AND STOCKHOLDER'S EQUTY
Current Liabilities
Accout payable and acrued liabilities	$198,071	$152,025
Advance Receivables	$-	$-
Total current Liabilities	$198,071	$152,025

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,420,200 share issued and outstanding as March 31, 2024	$26,420	$26,320
Additional paid-in capital	$194,322	$194,322
Accumulated deficit	$(418,664)	$(372,554)

Total stockholders’ equity (deficit)	$(197,922)	$(151,912)
Total Liabilities and Stockholder’s Equity (Deficit)	$149	$113

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDIT, CONDENSED and CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	March 31, 2024	March 31, 2024	March 31, 2023	March 31, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Cost of revenue	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-

Operating Expenses:
Officer Compensation	$13,500.00	$27,000	$13,500	$20,250
General and administrative	$3,198.80	$5,716	$2,354	$2,564
Acquisition Fee	$-	$-	$-	$-
Professional Fees	$1,574.47	$13,393	$5,380	$14,739
Total operating expenses	$18,273.27	$46,109	$21,234	$37,553
Income (Loss) from Operations	$(18,273)	$(46,109)	$(21,234)	$(37,553)
Income tax provision	$-	$-	$-	$-
Net Income (Loss)	$(18,273)	$(46,109)	$(21,234)	$(37,553)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$-	$-	$-	$-
Outstanding - Basic and Diluted	$26,420,200.00	$26,320,200	$26,320,200	$26,320,200

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

 KINETIC GROUP INC.

 UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional	Accumulated
Description	Shares	Amount	Paid-in Capital	Deficit	Total
Balance – September 30. 2023 (Audited)	26,320,200	$26,320	$194,322.0	$(372,554)	$(151,912)
Net income (loss)				$(27,836)	$(27,836)
Additional paid in Capital
Balance – December 31, 2023 (Unaudited)	26,320,200	$26,320	$194,322	$(400,390)	$(179,748)
Net income (loss)				$(18,273)	$(18,273)
New offering stocks	100,000	$100			$100
Balance – March 31, 2024 (Unaudited)	26,420,200	$26,420	$194,322.0	$(418,664)	$(197,922)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance – September 30, 2022 (Audited)	26,320,200	$26,320	$194,222	$(250,779)	$(30,237)
Net income (loss)				$(16,319)	$(16,319)
Additional paid in capital			$90		$90
Balance – December 31, 2022 (Unaudited)	26,320,200	$26,320	$194,312	$(267,098)	$(46,466)
Net income (loss)				$(21,234)	$(21,234)
Additional paid in capital			$10		$10
Balance – March 31, 2023 (Unaudited)	26,320,200	$26,320	$194,322	$(288,332)	$(67,690)

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(46,109)	$(37,553)
Adjustments to reconcile net income (loss() to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Prepaid expenses	$2,663	$3,368
Issuance of officer stock based compensation		$-
Accounts payable - related party	$43,382	$20,550
Net Cash Provided (Used) by Operating Activities	$(64)	$(13,635)

Investing Activities:		$-
Acquisition of property and equipment	$-	$-
Acquisition of software	$-	$-
Net Cash Used in Investing Activities	$-	$-

Financing Activities:		$-
Additional paid in Capital		$100
Proceeds from issuance of common stock	$100	$-
Cash advances – related party	$-	$-
Net Cash Provided by Financing Activities	$100	$100

Net Change in Cash	$36	$(13,535)
Cash - Beginning of Period	$113	$13,665
Cash - End of Period	$149	$130

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-
		$-
Non Cash Financing and Investing Activities:		$-
Accrued compensation-officer-forgiven and contributed to capital	$-	$-
Common stock issued for asset	$-	$-
Common stock cancellation	$-	$-

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

NOTES TO THE MARCH 31, 2024 and 2023 CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3 – Going Concern-Amended

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

The error was reported in 8K and  8K/A Amendments No. 1 and 2. Management does not expect this reversal to adversely materially affect the ongoing business of Kinetic.

It is Management’s responsibility to verify and have in place sufficient and effective controls and procedures to identify an error in the Company’s financial statements. Management did not have sufficient control at the time of the error and have now established an audit committee to verify all information being presented.

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

Note 4 – Property and Equipment

Property and equipment on  March 31,2024 and  September 30, 2023consisted of the following:

	Estimated usefull	(Unaudited)	(Audited)
Property and Equipment	lives (Years)	March 31, 2024	September 30, 2023

Computer equipment	5	$-	$-
Less accumulated depreciation		$-	$-
Computer equipment, net		$-	$-
Software	1	$-	$-
Less accumulated amortization		$-	$-
Software, net		$-	$-
Total property and equipment, net		$-	$-

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

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the six months ended  March  31, 2024 and September 2023 were as follows:

	For the Six Months Ended	For the Year Ended
	March 31, 2024	September 30, 2023
Consulting Services from Company's Officers	(Unaudited)	(Audited)

President, Chief Executive Officer	$-	$-
Chief Financial Officer, Secretary and Treasurer	$27,000	$54,000
	$27,000	$54,000

Debt Settlement

With acquisition and new stockholder’s all debt from management were canceled. On March  31, 2024, the company has debt with major stockholders for 93,863  who have supported some expenses required for initial operation after acquisition.

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

The increase in our operating costs for the six-month periods ended March 31, 2024 and 2023 was mainly due to an adjust in compensation and an accountant restructuration between professional fees and  general and administrative cost.

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

On March 31, 2024, the company has debt with Shareholders for $93,863 who have supported some expenses required for initial operations (Ana Maria Mendez- President for in the amount of $56,172, Damian Grider-Director for in the amount of $35,650 and Canopi Group for in the amount of $2,041 and back pay owed to with CFO Roberto Mora-CFO for in the amount of $98,910).

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

9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETIC GROUP INC.

Date: October 8, 2024	By:	“/s/” Ana Maria Mendez
Ana Maria Mendez
President (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

“/s/” Ana Maria Mendez	President and Director	October 8, 2024
Ana Maria Mendez	President and Director

11