Form 10-Q/A
period 2024-06-30
KINETIC GROUP INC.
filed 2024-10-10
CIK 1696195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

3

KINETIC GROUP INC.

For the Three and Nine Months Ended June 30, 2024  and 2023 (Unaudited)

4

KINETIC GROUP INC.

AMENDED, UNAUDITED, CONDENSED, and CONSOLIDATED BALANCE SHEETS

(Amended according to 8-K- May 2, 2024 and 8-K/A Amendment No.1 and 2)

	(Unaudited)	(Audited)
	June 30, 2024	September 30, 2023
ASSETS
Current Assets
Cash	59	$113
Due from Related Parties	-	$-
Total assets	59	$113

LIABILITIES AND STOCKHOLDER'S EQUTY
Current Liabilities
Account payable and accrued liabilities	222,236	$152,026
Advance Receivables	-	$-
Total current Liabilities	222,236	$152,026

Stockholders’ Equity (Deficit):
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,420,200 share issued and outstanding as June 30, 2024	26,420	$26,320
Additional paid-in capital	194,322	$194,322
Accumulated deficit	(442,919)	$(372,554)

Total stockholders’ equity (deficit)	(222,177)	(151,912)
Total Liabilities and Stockholder’s Equity (Deficit)	59	$113

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDIT, CONDENSED and CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	30-Jun-24	30-Jun-24	30-Jun-23	30-Jun-23
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Cost of revenue	$-	$-	$-	$-
Gross profit	$-	$-	$-	$-

Operating Expenses:
Officer Compensation	$13,500	$40,500	$13,500	$33,750
General and administrative	$3,438	$9,154	$3,597	$7,419
Acquisition Fee	$-	$-	$-	$-
Professional Fees	$7,317	$20,710	$34,698	$48,178
Total operating expenses	$24,255	$70,364	$51,794	$89,347
Income (Loss) from Operations	$(24,255)	$(70,364)	$(51,794)	$(89,347)
Income tax provision	$-	$-	$-	$-
Net Income (Loss)	$(24,255)	$(70,364)	$(51,794)	$(89,347)

Net Loss Per Common Share:
Net Loss per common share - Basic and Diluted	$-	$-	$-	$-
Outstanding - Basic and Diluted	$26,420,200.00	$26,420,200	$26,320,200	$26,320,200

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.
UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock		Additional	Accumulated
Description	Shares	Amount	Paid-in Capital	Deficit	Total
Balance – September 30. 2023 (Audited)	26,320,200	$26,320.20	$194,322	$(372,554)	$(151,912)
Net income (loss)				$(27,836)	$(27,836)
Additional paid in Capital
Balance – December 31, 2023 (Unaudited)	26,320,200	$26,320.20	$194,322	$(400,390)	$(179,748)
Net income (loss)				$(18,273)	$(18,273)
New offering stocks	100,000	$100.00			$100
Balance – March 31, 2024 (Unaudited)	26,420,200	$26,420.20	$194,322	$(418,664)	$(197,922)
Net loss for the period	-	-	-	$(24,255)	$(24,255)
Additional paid in capital	-	-	$0	-
Balance – June 30, 2024 (Unaudited)	26,420,200	$26,420.20	$194,322	$(442,919)	$(222,177)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance – September 30, 2022 (Audited)	26,320,200	$26,320	$194,222	$(250,779)	$(30,237)
Net income (loss)				$(16,319)	$(16,319)
Additional paid in capital			$90		$90
Balance – December 31, 2022 (Unaudited)	26,320,200	$26,320	$194,312	$(267,098)	$(46,466)
Net income (loss)				$(21,234)	$(21,234)
Additional paid in capital			$10		$10
Balance – March 31, 2023 (Unaudited)	26,320,200	$26,320	$194,322	$(288,332)	$(67,690)
Net Loss				$(51,794)	$(51,794)
Additional paid in Capital
Balance – June 30, 2023 (Unaudited)	26,010,200	$26,010	$194,322	$(340,126)	$(119,484)

The accompanying notes are an integral part of these unaudited, condensed and consolidated financial statements.

KINETIC GROUP INC.

UNAUDITED, CONDENSED and CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
	(Unaudited)	(Unaudited)

Operating Activities:
Net loss	$(70,364)	$(89,347)
Adjustments to reconcile net income (loss() to net cash used in operating activities:
Changes in Operating Assets and Liabilities-
Prepaid expenses	$-	$-
Issuance of officer stock based compensation		$-
Accounts payable - related party	$70,211	$75,704
Net Cash Provided (Used) by Operating Activities	$(154)	$(13,642)

Investing Activities:		$-
Acquisition of property and equipment	$-	$-
Acquisition of software	$-	$-
Net Cash Used in Investing Activities	$-	$-

Financing Activities:		$-
Additional paid in Capital		$100
Proceeds from issuance of common stock	$100	$-
Cash advances – related party	$-	$-
Net Cash Provided by Financing Activities	$100	$100

Net Change in Cash	$(54)	$(13,542)
Cash - Beginning of Period	$113	$13,665
Cash - End of Period	$59	$123

Cash paid during the period for:
Interest	$-	$-
Income tax paid	$-	$-
		$-
Non Cash Financing and Investing Activities:		$-
Accrued compensation-officer-forgiven and contributed to capital	$-	$-
Common stock issued for asset	$-	$-
Common stock cancellation	$-	$-

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

On November 23, 2023, KINETIC finalized the terms of the acquisition of BINNOPS Technologies US LLC a profitable technology company focused on digital transformation solutions to enterprises. As a result of this acquisition, KINETIC will own 100% of an early entrant AI company offering customizable AI solutions to businesses to improve their decision making, reduce risk and improve operations. Customized solutions, including Digital Twins, Smart Assets, AI predictive analytics and Metaverse engagement are designed to produce significant productivity improvements. BINNOPS is an early mover in offering a suite of AI business services to both the private and public sectors. After completion of the acquisition, revenue is expected to be $5.1 million (forecast Y1), assuming sufficient funding of at least $1.7 million.

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

In early May 2024 our new external accounting advisors questioned a specific entry in the Balance Sheet that was posted in June 2022. The entry was an increase to Accounts Receivable in the amount of Five Hundred Fifty Thousand Dollars ($550,000) due from existing shareholders and with the offset going to Addition Paid in Capital. The previous external accountants had originally interpreted a Share Sale and Purchase Agreement executed between shareholders in the second quarter of 2022 as money that the acquiring shareholders owed Kinetic Group. However, upon further review by the new accounting advisors it was discovered that the original SPA did not provide for money to be paid to Kinetic. Accordingly, the Company reversed the entry immediately after the discovery of the error. The error had/has no impact on any current or prior period: income statements, cash flow statements, management or key persons compensation, income statement or cash flow key metrics, current or long-term liabilities, or accumulated retained earnings. Management does not expect this reversal to adversely materially affect the ongoing business of Kinetic and reported this to SEC. Since January 2024 Balance sheet statement include corrections done and revised by our independent CPA.

It is Management’s responsibility to verify and have in place sufficient and effective controls and procedures to identify an error in the Company’s financial statements. Management did not have sufficient controls at the time of the error and have now established an audit committee to verify all information being presented.

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

Note 4 – Property and Equipment

Property and equipment on June 30, 2024 and September 30, 2023 consisted of the following:

	Estimated	(Unaudited)	(Audited)
Property and Equipment	useful lives (Years)	June 30, 2024	September 30, 2023

Computer equipment	5	$-	$-
Less accumulated depreciation		$-	$-
Computer equipment, net		$-	$-
Software	1	$-	$-
Less accumulated amortization		$-	$-
Software, net		$-	$-
Total property and equipment, net		$-	$-

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

Note 7 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Treasurer, Chief Financial Officer and Chief Legal Officer

Consulting services provided by the Company’s officers for the nine months ended  June 30, 2024 and 2023 and September 2023 were as follows:

Consulting Services from Company's Officers	Nine Months Ended June 30, 2024 (Unaudited)	Nine Months Ended June 30, 2023 (Unaudited)	September 30, 2023 (Audited)

President, Chief Executive Officer	$-	$-	$-
Chief Financial Officer, Secretary and Treasurer	$40,500	$33,750	$54,000
	$40,500	$33,750	$54,000

Debt Settlement

With acquisition and new stockholder’s all debt from management were canceled. On June 30, 2024, the company has debt with major stockholders for $ 94,804 who have supported some expenses required for initial operation after acquisition.

Note 8 – Stockholders’ Equity (Deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy five million (75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,420,200

Stockholders	Total Shares of Common Stock	Percentage Ownership
Canopi Group S.A.	5,969,650	22.60%
Partnership CK LLV	2,984,825	11.30%
CEDE & CO	2,790,500	10.56%
Ana Maria Mendez	4,844,650	18.34%
Steven Steinmetz	3,000	0.01%
Telco Acquisition Partners LLC	5,624,650	21.29%
Jackeline Bullon	325,000	1.23%
Broad Waters Global Capital SA	3,312,925	12.54%
Total	25,855,200	97.86%
Others OPEN MARKET	155,000	0.59%
NEW OFFERING	410,000	1.55%
TOTAL OUSTANDING	26,420,200	100.00%

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

Note 9 – Subsequent Events

In accordance with ASC 855-10 we have analyzed our operations subsequent  to September 30,2023 to June 30, 2024, the date  these financial statement were issued, and have determined that we do not have any material subsequent events to disclose in these financial statements, other than what was reported in the 8k  5-3-024 and mentioned in Note 3.

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

Costs and Expenses

The major components of our expenses for the nine-month periods ended June 30, 2024 and 2023 are outlined in the table below:

	Nine Months Ended June 30,2024	Nine Months Ended June 30,2023	Increase
	(Unaudited)	(Unaudited)	(Decrease)

Compensation - officers	$40,500	$33,750	$6,750
Professional fees	$20,710	$48,178	$(27,467)
General and administrative	$9,154	$7,419	$1,735
	$70,364	$89,347	$(18,983)

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

Date: October, 9, 2024

KINETIC GROUP INC.

By:	“/s/” Ana Maria Mendez
Ana Maria Mendez
President (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

“/s/” Ana Maria Mendez	President and Director	October 9, 2024
Ana Maria Mendez	President and Director

12