Form 10-K
period 2024-09-30
KINETIC GROUP INC.
filed 2025-08-27
CIK 1696195

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

Note- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

As of September 26, 2024, last business day of period, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the price at which the common equity was sold at closing, was $50,207,900.

Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of August 27, 2025, there were 26,420,200 shares of the registrant’s common stock outstanding.

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

i

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

On April 18, 2023, The Company announced that it has signed a formal Memorandum of Understanding with an profitable AI Company. On November 23, 2023, KINETIC finalized the terms of the acquisition of BINNOPS Technologies US LLC a profitable technology company focused on digital transformation solutions to enterprises. As a result of this acquisition, KINETIC will own 100% of an early entrant AI company offering customizable AI solutions to businesses to improve their decision making, reduce risk and improve operations. Customized solutions, including Digital Twins, Smart Assets, AI predictive analytics and Metaverse engagement are designed to produce significant productivity improvements. BINNOPS is an early mover in offering a suite of AI business solutions to both the private and public sectors. We expect to consolidate Binnops' financials in second half 2025.

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

Employees

As of September 30, 2024 we had two employees – Ana Maria Mendez, our President and Chairwoman and Roberto Mora, Chief Financial Officer. Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

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

As of September 30, 2024, we had accumulated a deficit of $-467,616. We have a limited operating history upon which an evaluation of our future success or failure can be made. Based on current plans, we expect to generate revenues in the near future. However, our revenues may not be sufficient initially to cover our operating costs. We cannot guarantee that we will be successful in generating significant revenues in the future. Failure to achieve a sustainable investment and operations level will negatively impact our business.

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

Our current President and director own 52.24% of the outstanding shares of our common stock as of the date of this filing. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets.

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

As of September 30, 2024, we had 26,420,200 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

As of September 30, 2024, a total of 3,155,000 of the outstanding shares of our Common Stock are ‘‘unrestricted securities’’ within the meaning of Rule 144 under the Securities Act of 1933, as amended. As unrestricted securities, these shares may be resold under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.

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

On September 30, 2024, none.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On August 27, 2018, our common stock was verified for trading on OTC Link ATS under the trading symbol KNIT. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low intra-day sales price per share for our common stock on the OTC Link ATS for the year ended September 30, 2024.

	2023-2024
	High	Low
First Quarter	$6.00	$3.90
Second Quarter	$10.00	$4.05
Third Quarter	$7.20	$7.14
Fourth Quarter	$7.16	$4.00

*	There were trades 25,092 of our common stock during the relevant period.

Holders.

As of September 30, 2024, there were 7 holders of 25,854,200 shares of the Company’s common stock (97.86%). With the balance of the Company’s common stock being trades in the open market and new offering.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2024 and 2023.

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

Results of operations for the years ended September 30, 2024 and 2023.

Revenue

We do not generate revenue from operations or investments. We continue working to access capital for complete acquisition of prospective AI company which we signed the SPA at the end of November 2023. We have initiated evaluation of other business opportunities in Panama and Colombia.

Our gross revenue for the years ended September 30, 2024 and 2023 was $0 and $0 respectively. Our cost of revenues for the year ended September 30, 2024 was $0 resulting in a gross income of $0.

Costs and Expenses

The major components of our expenses for the years ended September 30, 2024 and 2023 are outlined in the table below:

	For the Year Ended Sept. 30, 2024	For the Year Ended Sept. 30, 2023	Increase (Decrease)

Compensation - officers	$56,000	$54,000	$2,000
Professional fees	$27,621	$58,178	$(30,557)
Acquisition Fees	$0	$0	$0
General and administrative	$11,440	$9,598	$1,842
Total	$95,061	$121,776	$(26,715)

Accounts Payable – Related Parties

As of September 30, 2024 and 2023 the Company owed its shareholders-directors and officers as follow:

	For the Year Ended Sept. 30, 2024	For the Year Ended Sept. 30, 2023	Increase (Decrease)

Shareholders	$97,334	$77,380	$19,954
Officers	$126,022	$72,010	$54,012
Total	$223,356	$149,390	$73,965

Liquidity

Our internal liquidity is provided by our shareholders and the sale of common stocks. During the years ended September 30, 2024 and 2023 the Company reported net loss from operations of -$95,061 and - $121,776, respectively.

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

Cash Flows

The table below, for the period indicated, provides selected cash flow information:

Cash Flow	For the Year Ended Sept. 30, 2024	For the Year Ended Sept. 30, 2023

Net cash provided used by soperating activities	$(92)	$(13,652)
Net Cash Provided by Financing Activities	$0	$100
Net increase (decrease) in cash	$(92)	$(13,552)

We have not generated revenues during the years ended September 30, 2024 and 2023, respectively. In addition, we received proceeds of $0 and $20,000 from the sale of our common stock during the years ended September 30, 2024 and 2023. We received  $19,954 during the reporting period from our shareholders.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the year ended September 30, 2024.

Cash Flows from Financing Activities

Not applicable.

Recent Accounting Pronouncements

See Note 2 to the Financial Statements.

Off Balance Sheet Arrangements

As of September 30, 2024 and 2023, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KINETIC GROUP INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kinetic Group Inc.

2801 NW 74TH Avenue, Miami, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kinetic Group Inc. (“the Company”) as of September 30, 2024, and September 30, 2023, and the related statements of operations, stockholders' deficit, and cash flows, for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and September 30, 2023, and the results of its operations and its cash flows for the two years ended September 30, 2024, and September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company has incurred a significant working capital deficit of $244,973 and accumulated deficit balance of $467,616. These conditions, along with weaknesses in internal controls and uncertainty regarding the ability to obtain sufficient financing, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2025.

Victor Mokuolu, CPA PLLC

Houston, Texas

August 27, 2025

PCAOB ID: 6771

KINETIC GROUP INC.

BALANCE SHEET

	As of 9/30/2024	As of 9/30/2023

ASSETS
Current Assets
Cash	$21	$113

TOTAL ASSETS	$21	$113

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Account payable Related Parties	$223,356	$149,390
Account payable Others	$21,639	$2,636
Total current Liabilities	$244,994	$152,026

Stockholders’ Deficit:
Common stock, par value $0.001 per share, 75,000,000 shares authorized; 26,420,200 shares issued and outstanding as of September 30, 2024 and 26,320,200 at September 30, 2023	$26,420	$26,320
Additional paid-in capital	$196,222	$194,322
Accumulated deficit	$(467,616)	$(372,554)
Total stockholders’ deficit	$(244,973)	$(151,913)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21	$113

The accompanying notes are an integral part of these financial statements

KINETIC GROUP INC.

STATEMENTS OF OPERATIONS

	Year Ended 9/30/2024	Year Ended 9/30/2023

Revenue	$-	$-
Cost of revenue	$-	$-
Gross profit	$-	$-
Operating Expenses:
Officer Compensation	$56,000	$54,000
Professional Fees	$27,621	$58,178
General and administrative	$11,440	$9,598
Total operating expenses	$95,061	$121,776
Income (Loss) from Operations	$(95,061)	$(121,776)
Income tax provision	$-	$-
Net Income (Loss)	$(95,061)	$(121,776)

Net Income (Loss) Per Common Share:
Net Income (Loss) per common share - Basic and Diluted	$0.00	$0.00
Outstanding - Basic and Diluted	26,420,200	26,320,200

The accompanying notes are an integral part of these financial statements

KINETIC GROUP INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common stock		Additional Paid-in	Accumulated
Description	Shares	Amount $	Capital	Deficit	Total

Balance – October 1, 2022	26,320,200	$26,320	$194,222	$(250,779)	$(30,237)
Additional paid in capital	0.00	$0	$100	-	$100
Net Loss				$(121,776)	$(121,776)
Balance – September 30, 2023	26,320,200	$26,320	$194,322	$(372,554)	$(151,913)

Balance – October 1, 2023	26,320,200	$26,320	$194,322	$(372,554)	$(151,913)
				-
Officers stock-based compensation	100,000	$100	$1,900	$0	$2,000
Net Loss	-		-	$(95,061)	$(95,061)
Balance – September 30, 2024	26,420,200.00	$26,420	$196,222	$(467,616)	$(244,973)

The accompanying notes are an integral part of these financial statements

KINETIC GROUP INC.

STATEMENTS OF CASH FLOWS

	Year Ended 9/30/2024	Year Ended 9/30/2023

Operating Activities:
Net loss	$(95,061)	$(121,776)
Adjustments to reconcile net loss to net cash used in operating activities:

Due from related party	$54,012	$53,168
Accounts Payable (A/P):Accounts Payable Vendors	$19,003	$54,956
Accounts payable and accrued liabilities	$0	$0
Accounts payable - related party	$19,954	$0
Stock-based Compensation	$2,000
Net Cash Provided Used by Operating Activities	$(92)	$(13,652)

Net Cash Used in Investing Activities	$0	$0

Financing Activities:
Additional Paid-in capital	$0	$100

Net Cash Provided by Financing Activities	$0	$100

Net Change in Cash	$(92)	$(13,552)
Cash - Beginning of Period	$113	$13,665
Cash - End of Period	$21	$113

Cash paid during the period for:
Interest	$0	$0
Income tax paid	$0	$0

Restricted common stock canceled, and proceeds contributed to capital
Issuance of 26,420,200 and 26,320,200 shares at par	26,420	26,320

The accompanying notes are an integral part of these financial statements

KINETIC GROUP INC.

NOTES TO THE SEPTEMBER 30, 2024, AND 2023 CONSOLIDATED FINANCIAL STATEMENTS

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

On April 18, 2023, The Company announced that it has signed a formal Memorandum of Understanding with a profitable AI Company. On November 23, 2023, KINETIC finalized the terms of the acquisition of BINNOPS Technologies US LLC a profitable technology company focused on digital transformation solutions to enterprises. As a result of this acquisition, KINETIC will own 100% of an early entrant AI company offering customizable AI solutions to businesses to improve their decision making, reduce risk and improve operations. Customized solutions, including Digital Twins, Smart Assets, AI predictive analytics and Metaverse engagement are designed to produce significant productivity improvements. BINNOPS is an early mover in offering a suite of AI business solutions to both the private and public sectors.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principle of consolidation

The accompanying financial statements include all of the accounts of the Company as of September 30, 2024 and 2023. All intercompany balances and transactions have been eliminated.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 on September 30, 2024 and 2023.

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

There were no potential debt or equity instruments issued and outstanding at any time during the years ended September 30, 2024 and 2023.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $(467,616) on September 30, 2024, which raises substantial doubt about the Company’s ability to continue as a going concern.

In early May 2024 our new external accounting advisors questioned a specific entry in the Balance Sheet that was posted in June 2022. The entry was an increase to Accounts Receivable in the amount of Five Hundred Fifty Thousand Dollars ($550,000) due from existing shareholders and with the offset going to Additional Paid in Capital. The previous external accountants had originally interpreted a Share Sale and Purchase Agreement executed between shareholders in the second quarter of 2022 as money that the acquiring shareholders owed Kinetic Group. However, upon further review by the new accounting advisors it was discovered that the original SPA did not provide for money to be paid to Kinetic. Accordingly, the Company reversed the entry immediately after the discovery of the error. The error had/has no impact on any current or prior period: income statements, cash flow statements, management or key persons compensation, income statement or cash flow key metrics, current or long-term liabilities, or accumulated retained earnings. Management does not expect this reversal to adversely materially affect the ongoing business of Kinetic and reported this to SEC. Since January 2024 Balance sheet statement include corrections.

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

Note 4 – Property and Equipment

Depreciation expense

Depreciation expense for the year ended September 30, 2024 and 2023 was $0 and $0, respectively.

Note 5 – Related Party Transactions

Consulting services from President, Chief Executive Officer, Secretary and Treasurer and Chief Financial Officer

Consulting services provided by the Company’s officers for the years ended September 30, 2024 and 2023 were as follows:

Consulting Services from Company's Officers	Year Ended 9/30/2024	Year Ended 9/30/2023

President, Chief Executive Officer	$0	$0
Chief Financial Officer, Secretary and Treasurer (*)	$56,000	$54,000
Total	$56,000	$54,000
(*) Include $2,000 in 2024 as Officer Stock Compensation-100.000 shares at $0.02

Debt Settlement

All debt from last management group has been canceled and does not appear on our balance sheet. On September 30, 2024, the Company owes current Shareholders a total of $97,334 for expenses covered by our current Shareholders .

Note 6 – Stockholders’ Equity (Deficit)

Shares authorized.

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,420,200

Unregistered shares of common stock

None.

Registered shares of common stock

As of September 30, 2024 all shares are registered: 99.42% in possession of stockholders and 0.58% in open free market. Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy five million (75,000,000) shares of common stock, par value $0.001 per share. Total outstanding shares: 26,420,200.

Stockholder	Total Shares of Common Stock	Percentage Ownership
Total Main stockholders	25,857,200	97.87%
Others OPEN MARKET	153,000	0.58%
NEW OFFERING	410,000	1.55%
TOTAL OUSTANDING	26,420,200	100.00%

Regulation D Offering

On August 2022, from last Offering, the Company sold 10,000 common shares at the price of $2.00. This sale represents the only cash received by the Company in the period ended September 30, 2024. The Company gave 300,000 shares to International Monetary for investor relations services rendered and awarded 100,000 shares to the CFO as Officer Stock-Based Compensation at $0.02.

Note 7 – Income Tax

Deferred Tax Assets

On September 30, 2024 and 2023, the Company had following benefit of the NOL:

	Year Ended 9/30/2024	Year Ended 9/30/2023

Net deferred tax assets Non-current:	$0	$0
Expected income tax benefit from NOL carry-forwards	98,199	78,236
Less valuation allowance	(98,199)	(78,236)
Deferred tax assets, net of valuation allowance	$0	$0

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding their realizability. The valuation allowance increased approximately $(19,963) during the year ended  September 30, 2024.

We follow ASC 740 Accounting for Uncertainty in Income Taxes. Under ASC 740, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. We had no liabilities for unrecognized tax benefits on September 30, 2024 and 2023.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended September 30, 2024 and 2023, we did not recognize any interest or penalties in our statement of operations, nor did we have any interest or penalties accrued in our balance sheet on September 30, 2024 and 2023 relating to unrecognized tax benefits.

The tax years 2021-2020 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject. The taxes year 2022 was submitted to IRS. Tax Return 2023 will be submit in August 2025.

Note 8 – Subsequent Events

(a) Other Events

1.-	On September 2023, KINETIC hired a new Accountant company: BGM Consulting located in Houston Texas, represented by Barry G. McDaniel, CPA, CGMA and APA.

2.-	On August 30, 2024 the Board of Directors of Kinetic Group Inc (the “Company”) approved the appointment of Victor Mokuolu, CPA PLLC, to serve as the Company’s independent auditor.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2024 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, mistakes due to error or fraud may occur and may not be detected. Based in event notified in Note 3, Board of Director determined include an Audit Committee in our revision of results and financial information. This Audit Committee is formed by CEO, CFO, director and Lawyer advisor.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, with support of The Audit Committee, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. Main changes in our internal controls were incorporation of Audit Committee, which supported event mentioned in Note 3 that occurred during the year covered by this report and that materially affected our statements.

Item 9B. OTHER INFORMATION

At September 30, 2024, no other information to disclose is pending.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

At September 30, 2024, there is not any information to disclose about foreign jurisdictions.

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

Item 11. EXECUTIVE COMPENSATION

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2024 and 2023 awarded to, earned by or paid to our executive officers.

 Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	Change in Pension Value & Non-Qualified Deferred Compen-sation Earnings	All other Compen-sation	Totals
	($)*	($)	($)	($)	($)	($)	($)	($)	($)
Ana Maria Mendez	2024	$0	$0	$0	$0	$0	$0	$0	$0
President and CEO	2023	$0	$0	$0	$0	$0	$0	$0	$0

Narrative Disclosure Requirement for Summary Compensation Table

Compensation

Historically, the compensation for our current and former officers consisted of the payments made pursuant to the consulting agreements executed and previously filed with the Commission and incorporated herein by reference. For the years ended September 30, 2024 and 2023, the annual compensation was $0 and $0, for CEO Ana Maria Mendez. We have not provided our named executive officers with perquisites or other personal benefits.

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

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers, did not receive any compensation for services as directors for 2024 and 2023.

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Option Exercises and Stock Vested

We do not have a stock option plan in place; therefore, there were no options issued, outstanding, exercised, or stock issued or vested as compensation during the years ended September 30, 2024 and 2023.

Pension Benefits and Nonqualified Deferred Compensation

There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Kinetic Group affairs.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

From September 30, 2023 to September 30, 2024, the company does not provide to any of our named executive officers executive or common share purchase options, stock awards or equity incentive plan awards.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 30, 2024: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of September 30, 2024 there were 26,420,200 shares of our common stock outstanding:

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

As of September 30, 2024 there are 13,868,225 shares of common stock outstanding owned by our current officers and directors.

Title of Class	Name of Beneficial Owner Directors and Officers:	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership %

Common	Ana Maria Mendez - President	4,844,650	18.34%
Common	Damien Grider - Director (1)	8,923,575	33.90%
Common	Roberto Mora CFO	100,000	0.38%
Total		13,868,225	52.62%
(1) Include individual shares and share as shareholder in Telco and Broadwaters

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the Company’s officers for the years ended September 30, 2024 and 2023 were as follows:

	Year Ended 9/30/2024	Year Ended 9/30/2023

President, Chief Executive Officer	$-	$-
Chief Financial Officer, Secretary and Treasurer	$56,000	$54,000
Total	$56,000	$54,000

Director Independence

Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.

Our director, Damian Grider, is not an executive in the company. As a result, we have an independent director on our Board of Directors.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended September 30, 2024 and 2023, we engaged as our independent accountant and independent auditor. For the years ended September 30, 2024 and 2023, we incurred fees as discussed below:

	Year Ended 9/30/2024	Year Ended 9/30/2023
Audit fees	$4,903	$12,000
Accountan Fees	$15,955	$8,630
Tax fees	$-	$-
All other fees	$6,763	$47,145
Total	$27,621	$67,775

Audit and Accountant fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly and yearly financial statements. Tax fees represent fees related to the preparation of our corporation income tax returns. The Other Fees mainly involve payment to Edgar company and stocks management company.

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 14, 2017.
3.3	Exhibits\Form 8-k Filed with SEC on May 26, 2022.htm
3.4	Exhibits\Form D-Notice of Exempt Offering of Securities August 10, 2022.pdf
3.5	Exhibits\Form 8-K Filed with SEC on July 25, 2022.pdf
3.6	Exhibits\Form 8-K Filed with SEC on June 23, 2023.htm
3.7	Exhibits\Form 8-K Filed with SEC on November 28, 2023.htm
3.8	Exhibits\Form 8-K Filed with SEC on May 03, 2024.htm
3.9	Exhibits\Form 8-K Filed with SEC on September 03, 2024.htm
3.10	Exhibits\Form 8-K/A Filed with SEC on October 02, 2024.htm
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*
101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Extension Schema Document **
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Item 16. Form 10K Summary

In 2024, Kinetic continued to make significant inroads in advancing digital twins, smart assets, and enabling enterprises to embrace the digital transformation leap. Throughout the year, we observed an acceleration in the number of companies recognizing the urgent need to transform their operations, reflected in increased demand for consultants to design and implement digital strategies. In response to this trend, Kinetic forged strategic alliances with key partners to jointly develop comprehensive strategies for enterprises and position ourselves as an integral part of the solution when those companies proceed with execution. These partnerships have further strengthened our market presence and ability to capture value in a rapidly evolving digital landscape.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETIC GROUP INC.

Date: August 27, 2025	By:	/s/ Ana Maria Mendez
Ana Maria Mendez
President and Chairwoman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Kinetic Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Ana Maria Mendez	President and Chairwoman	August 27, 2025
Ana Maria Mendez

23